Form 10QSB
period 1996-03-31
ROTARY POWER INTERNATIONAL INC
filed 1996-05-15
CIK 914539

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

                             OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

      From the transition period from           to


                   Commission file number 1-12756


            ROTARY POWER INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)


    Delaware                                 13-3632860
(State of other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

P.O. Box 128, Wood-Ridge, New Jersey             07075-0128
  (Address of principal executive offices)        (Zip Code)

Issuer's telephone number:  (201) 777-7373


Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [X] Yes   [ ] No

The number of shares outstanding of the Registrant's Common Stock par value $.01, as of May 1, 1996 was 4,391,432.

Transitional Small Business Disclosure Format:  [ ] Yes   [X] No

                     ROTARY POWER INTERNATIONAL, INC.

                              FORM 10-QSB

                                 INDEX


PART I - FINANCIAL INFORMATION                               PAGE

Item 1.       Unaudited Consolidated Financial Statements:

              Consolidated Balance Sheets as of
              March 31, 1996 and December 31, 1995             2


              Consolidated Statements of Operations for
              the Three Months ended March 31, 1996 and
              1995                                             4

              Consolidated Statements of Cash Flows for the
              Three Months ended March 31, 1996 and 1995       5

              Notes to Unaudited Consolidated
              Financial Statements                             7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations    8


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                 11


              Signatures                                       12

Part I - Financial Information
Item 1.  Financial Statements

                               ROTARY POWER INTERNATIONAL, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)

                                March 31, 1996   December 31, 1995
                                  (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents             $ 1,767           $   328
  Securities available-for-sale               0               631
  Accounts receivable                       796             1,738
  Other receivables                           9                15
  Inventories                             1,574             1,042
  Prepaid expenses & other
   current assets                            24                 9
                                          -----             -----
     Total current assets                 4,170             3,763

  Fixed assets                            2,933             3,118
  Patents                                   723               739
  Investment held by trustee              3,710             3,638
  Other assets                              690               659
                                        -------           -------
    Total Assets                        $12,226           $11,917
                                        =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term
   debt                                 $   173           $   171
  Accounts payable                          282               530
  Accrued liabilities                       353               297
  Other current liabilities                 549                42
  Deferred acquisition obligation,
   current                                  225               150
                                        -------           -------
    Total current liabilities             1,582             1,190

Long-term liabilities:
  Deferred acquisition obligation         2,651             2,733
  Long term debt                          6,769             6,813
  Other long-term liabilities                19                25
                                        -------           -------
    Total Liabilities                    11,021            10,761

Stockholders' equity:
 Preferred stock, 500,000 shares authorized:
 Series 1 convertible preferred stock, par
  value $.01; issued and outstanding, 0 at
  March 31, 1996 and December 31, 1995.       0                 0
 Common stock, par value $.01;
  10,000,000  shares authorized;
  issued and outstanding, 4,391,432
  at March 31, 1996 and 3,391,432 at
  December 31, 1995, respectively.           44                34
 Subscription receivable                 (3,150)                0
 Paid-in Capital                         12,801             8,824
 Unrealized loss on securities
  available-for-sale                          0                 0
 Accumulated deficit                     (8,490)           (7,702)
                                        -------           -------
    Total Stockholders' Equity            1,205             1,156

    Total Liabilities and
     Stockholders' Equity               $12,226           $11,917
                                        =======           =======
       See accompanying notes to unaudited consolidated financial statements.

Part I - Financial Information
Item 1.  Financial Statements

                          ROTARY POWER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except per share amounts)
                                   (Unaudited)
                                          Three Months Ended
                                               March 31,

                                            1996       1995
Revenues                                  $1,747     $2,698

Costs and expenses:
  Cost of revenues                         1,497      1,755
  General and administrative                 592        602
  Research and development                   276        368
                                           -----      -----
                                           2,365      2,725

    Loss from Operations                    (618)       (27)

Other Income (expense):
  Interest expense                          (251)      (251)
  Interest income                             81         92
  Other, net                                   0          1
                                          -------    -------
    Net loss                              $( 788)    $( 185)
                                          =======    =======
Net loss per common share
  Primary                                 $ (.20)    $ (.06)

Weighted average common and common
  equivalent shares outstanding:
    Primary                               3,991,432  3,269,208
                                          =========  =========

See accompanying notes to unaudited consolidated financial statements.

Part I - Financial Information
Item 1.  Financial Statements

                          ROTARY POWER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31,
                            (Dollars in thousands)
                                 (unaudited)
                                               1996         1995
Cash flows from operating activities:
  Net loss                                  $  (788)      $ (185)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
      Depreciation                              231          203
      Amortization                               24           36
      Interest                                   (4)          (1)
      Change in assets and liabilities:
        Accounts receivable                     916         (681)
        Other receivables                        33           22
        Inventory                              (532)           1
        Prepaid expenses                        (14)         (73)
        Other assets                            (40)         (24)
        Accounts payable                       (248)         (40)
        Accrued liabilities                      55          274
        Other liabilities                       501            6
                                             -------       ------
          Net cash provided by (used in)
            operating activities                134         (462)

Cash flows from investing activities:
  Purchase of Securities available-for-sale       0            0
  Sale of Securities available-for-sale         630          740
  Purchases of fixed assets                     (46)        (165)
                                             -------       ------
   Net cash provided by
   investing activities                         584          575

Cash flows from financing activities:
  Repayment of long-term debt                  ( 41)        ( 38)
  Payment of deferred debt obligation          ( 75)        (150)
  Proceeds from sale of common stock,         3,987            0
  Stock subscription receivable              (3,150)         113
                                             -------       ------
          Net cash provided by (used in)
            financing activities                721          (75)
                                             -------       ------
Net increase (decrease) in cash               1,439           38
Cash and cash equivalents at beginning of       328          675
  year                                       -------       ------
 Cash and cash equivalents at end           $ 1,767       $  713
     of period                               =======       ======

Supplemental disclosure of cash flow information:
  Interest paid during the period           $   255       $  334
  Income taxes paid during the period            -            -

See note 2 for supplemental cash flow information.

Part I - Financial Information
Item 1.  Financial Statements

                      ROTARY POWER INTERNATIONAL, INC.
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying financial statements for Rotary Power International, Inc. (the "Company") have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented.

The balance due on the loan made by the Company to Hydro Lance Maritime Transport, Inc. ("Hydro Lance") was treated as a subscription receivable since the loan is collateralized entirely by shares of the Company's Common Stock owned by Abejon Rotary Power Corporation ("Abejon"), an entity with common directors, officers and shareholders with Hydro Lance.

Information included in the Balance Sheet as of December 31, 1995 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year.

NOTE 2:  SUPPLEMENTAL NON-CASH TRANSACTIONS

DIFFERENCE BETWEEN RENT EXPENSE AND RENT PAYMENTS

Rent expense is recognized on a straight-line basis over the three year lease. For the three month period ending March 31, 1996, rent payments were $6,250 lower than rent expense.

DEVIATION FROM PURCHASE AGREEMENT

Pursuant to a deviation from the purchase agreement between John
Deere Technologies International, Inc. and the Company, the Company postponed payment of $75,000 of the $150,000 deferred acquisition obligation due to JDTI on January 30, 1996 for one year.

Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Comparison three months ended March 31, 1996 and March 31, 1995

Revenues for the three months ended March 31, 1996 decreased approximately 35% to $1,747,000 compared to $2,698,000 for the same period in 1995. This net decrease was the result of a number of factors including (i) increased revenue of $798,000 from the United States Marine Corps ("USMC") five-rotor 580 Series engine contract,
(ii) an increase of $82,000 in revenue derived from sales of the Company's 65 Series rotary marine engine activity which began in the fourth quarter of 1995, (iii) decreased revenue of $1,586,000 from the Lockheed Martin Joint Tactical - Unmanned Aerial Vehicle contract which was terminated by Lockheed Martin in August, 1995,
(iv) decreased revenue of $44,000 from other small contracts in the first quarter of 1996 as compared to the first quarter of 1995, and
(v) a decrease of $254,000 in the level of activity from the Company's original USMC contract.

Cost of revenues decreased 15% in the first quarter of 1996 as compared to the same period in 1995. This decrease was due both to lower costs as a percent of revenues on the government contracts in the 1996 period as well as lower cost of sales due to the lower revenues. These reduced costs of revenues were offset by the recognition of gross margin losses on the initial 65 Series natural gas and marine engines.

General and administrative expenses decreased 2% from $602,000 in the first quarter of 1995 to $592,000 in the first quarter of 1996. This decrease was due primarily to reduced expenses for professional fees, trade shows and the elimination of royalty expense associated with the Wankel GmbH License Agreement which resulted from the termination of the Wankel GmbH License Agreement. The decrease in general and administrative expenses was offset by expenses for salaries and rent to support the Company's Rotary Power Marine subsidiary.

Research and development expenses decreased 25% from $368,000 for the first three months of 1995 to $276,000 for the 1996 period. This decrease was primarily due to decreased activity on independent research and development projects related to the development of the Company's 65 Series engines running on natural gas for use in industrial markets.

The loss from operations increased $591,000 from a $27,000 loss in the first three months of 1995 to a $618,000 loss in the same period in 1996. The higher loss from operations in the first quarter of 1996 was due to the impact of the lower revenues and was offset by the reduced research and development expenses discussed above.

Interest expense remained $251,000 in the first quarter of 1996 as it was in the 1995 period, and interest income decreased 12% to $81,000 in the first quarter of 1996 from $92,000 in the first quarter of 1995. The decrease in interest income was due to lower interest realized on investments in the first quarter of 1996 as compared to the first quarter of 1995.

As a result of the above, net loss increased $603,000 to $788,000 in the first quarter of 1996 from $185,000 in the first quarter of 1995.

Liquidity and Capital Resources

Net proceeds of approximately $5,000,000 were provided from the Company's initial public offering of common stock in February 1994.

At the end of 1995, the Company had used approximately $4.4 million of these proceeds.

In February 1996, the Company entered into agreements with Abejon under which Abejon purchased 1,000,000 shares of the Company's common stock at $4.00 per share (the "Sale"). Simultaneously with the Sale, the Company loaned $3,750,000 to Hydro Lance to be repaid to the Company between March 31, 1996 and March 31, 1998 upon the terms and conditions more fully set forth in the loan agreement between the Company and Hydro Lance. During April 1996, Hydro Lance repaid $600,000 of the loan plus interest. Further, coincident with the Sale, Abejon issued a $2,350,000 purchase order to the Company for two six rotor and nine two rotor 580 Series marine engines. As of March 31, 1996, Abejon paid $500,000 as a down payment on this order.

On March 1, 1996, the Company entered into a termination settlement agreement with Lockheed Martin ("LM") relating to the Joint
Tactical - Unmanned Aerial Vehicle contract between the Company and Lockheed Martin. Pursuant to the settlement agreement, LM paid the Company $833,000.

The Company believes that its current and expected cash reserves will be adequate to fund its operations only until the 580 Series marine engine inventory buildup occurs later this year. However, the Company is currently in the process of negotiating the financing of, on a debt and/or equity basis, the inventory and receivables related to the 580 Series marine engines, the 65 Series natural gas engines and the 65 Series marine engines. If the Company is successful in arranging such financing, the Company believes it will have adequate resources to fund its operations during the 580 Series marine engine inventory buildup and until positive cash flow is achieved from the commercial sales of the Company's engines. There can be no assurance that the Company will enter into any arrangement to finance the inventory and receivables relating to such engines.

The Company's cash investment in its wholly owned subsidiary, Rotary Power Marine, since its inception in July 1995 has been approximately $1,259,000. This use of cash consists of inventory increases of $716,000, a purchase price of the assets of $165,000, fixed asset acquisitions of $17,000 and a loss of $361,000.

The Company expects current United States Government contracts to be substantially completed by the end of the year. Unless the Company is awarded additional U. S. Government contracts pursuant to outstanding proposals, future U. S. Government contract revenues will be minimal.

Capital expenditures were approximately $46,000 in the first quarter of 1996 compared to $165,000 in the first quarter of 1995. Capital expenditures for the current year are expected to be approximately $150,000. The source of funds for these expenditures is expected to be provided solely by the recovery of depreciation expense under cost-reimbursement contracts.

Working capital at March 31, 1996 was $2,588,000 compared to $2,573,000 at December 31, 1995. This increase is due to increases in inventory and cash, and is offset by a reduction in accounts receivable and an increase in current liabilities associated with the Abejon agreements.

"Safe Harbor" Statement

Forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include interruption or cancellation of existing contracts, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks and an inability to arrange additional debt or equity financing.

Part II - Other Information
Item 6  - Exhibits and Reports on Form 8-K


(a)       EXHIBITS TO 10-QSB


11        Computations of Earnings (Loss) Per Common            13
          Share for the Three Months Ended March 31, 1996 and 1995.

10.43     Deviation From Purchase Agreement between John        14
          Deere Technologies International, Inc. and the
          Company, dated February 19, 1996, as referred to in Exhibit 10.7.




(b)       REPORTS ON FORM 8-K

          On February 21, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission. Such Form 8-K discussed the series of transactions between the Company, Abejon and Hydro Lance.

                        SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ROTARY POWER INTERNATIONAL, INC.
                             (Registrant)



Dated:  May 15, 1996
                             Gerald Horowitz
                             Vice President &
                             Corporate Controller
                             (Duly Authorized Officer and
                             Principal Financial Officer)

                        EXHIBIT NO. 11


               ROTARY POWER INTERNATIONAL, INC.
        COMPUTATION OF INCOME (LOSS) PER COMMON SHARE

                                                Three Months
                                               Ended March 31,

                                             1996            1995
PRIMARY

Shares outstanding, beginning of
  period                                  3,391,432    3,269,208

Weighted average number of shares
  issued, retired and issuable
  share equivalents                         600,000            0
                                          ---------     --------
Weighted average number of common
  and common equivalent shares
  outstanding                             3,991,432     3,269,208

Net loss                                  $(788,096)    $(184,746)
                                        ============  ============
Net loss per                              $    (.20)    $    (.06)
    common share                        ============  ============

FULLY DILUTED

Weighted average number of common
  and common equivalent shares
  outstanding as adjusted for
  full dilution                           3,475,698     3,433,147

Net loss                                  $(788,096)    $(184,746)
                                        ============  ============
Net loss per                              $    (.23)    $    (.05)*
  common share                         ============  ============



*These calculations are submitted in accordance with SEC requirements, although they are not in accordance with APB Opinion
No. 15 because they are anti-dilutive.