Form 10QSB
period 1996-06-30
ROTARY POWER INTERNATIONAL INC
filed 1996-08-14
CIK 914539

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

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

The number of shares outstanding of the Registrant's Common Stock par value $.01, as of August 1, 1996 was 4,641,432.

Transitional Small Business Disclosure Format:  [ ] Yes   [X] No

                       ROTARY POWER INTERNATIONAL, INC.

                                  FORM 1O-QSB

                                     INDEX


PART I - FINANCIAL INFORMATION                               PAGE

Item 1.     Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets as of
            June 30, 1996 and December 31, 1995                 3

            Consolidated Statements of Operations for
            the Three Months and Six Months ended
            June 30, 1996 and June 30, 1995                     4

            Consolidated Statements of Cash Flows for
            the Six Months ended June 30, 1996 and
            June 30, 1995                                       5

            Notes to Unaudited Consolidated
            Financial Statements                                6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations       7


PART II - OTHER INFORMATION

Item 2.     Changes in Securities                               11

Item 4.     Submission of Matters to a Vote of
            Security Holders                                    11

Item 6.     Exhibits and Reports on Form 8-K                    11

            Signatures                                          12

Part I - Financial Information
Item 1.  Financial Statements

                       ROTARY POWER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                             June 30, 1996   December 31, 1995
                                              (Unaudited)
ASSETS:

Current assets:
  Cash and cash equivalents                     $ 1,108           $   328
  Securities available for sale                     647               631
  Accounts receivable                               888             1,738
  Other receivable                                   97                15
  Inventory                                       1,478             1,042
  Prepaid expenses & other current assets            38                 9
                                                  -----             -----
    Total current assets                          4,256             3,763

  Fixed assets                                    2,709             3,118
  Patents                                           708               739
  Investment held by trustee                      3,782             3,638
  Other assets                                      848               659
                                                -------           -------
    Total assets                                $12,303           $11,917
                                                =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt             $   176           $   171
  Accounts payable                                  470               530
  Accrued liabilities                               293               297
  Other current liabilities                         563                42
  Deferred acquisition obligation, current          225               150
                                                  -----             -----
    Total current liabilities                     1,727             1,190

Long-term liabilities:
  Deferred acquisition obligation                 2,719             2,733
  Long term debt                                  6,724             6,813
  Other long term liabilities                        13                25
                                                 ------            ------
    Total liabilities                            11,183            10,761

Commitments and contingencies
Stockholders' equity:
 Preferred stock, 500,000 shares authorized:
  Series 1 convertible preferred stock,
   par value $.01; issued and outstanding
   0 at June 30, 1996 and December 31, 1995           0                 0
 Common stock, par value $.01; 10,000,000
  shares authorized; issued and outstanding
  4,641,432 and 3,391,432 at June 30, 1996
  and December 31, 1995 respectively                 46                34
 Subscription receivable                         (3,312)                0
 Paid in Capital                                 13,425             8,824
 Accumulated deficit                             (9,038)           (7,702)
 Unrealized loss on securities                       (1)                0
                                                 ------            ------
    Total stockholders' equity                    1,120             1,156
                                                -------           -------
    Total liabilities and stockholders' equity  $12,303           $11,917
                                                =======           =======
    See accompanying notes to unaudited consolidated financial statements.

Part I - Financial Information
Item 1.  Financial Statements

                         ROTARY POWER INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share amounts)
                                  (Unaudited)
                                    Three Months Ended   Six Months Ended
                                           June 30            June 30
                                      1996       1995      1996      1995
Revenues                            $ 2,632    $ 2,742   $ 4,380   $ 5,440

Costs and expenses:
  Cost of revenues                    2,255      1,873     3,752     3,628
  General and administrative            599        625     1,192     1,227
  Research and development              208        480       484       847
                                      -----      -----     -----     -----
                                      3,062      2,978     5,428     5,702

    Loss from Operations               (430)      (236)   (1,048)     (262)

Other Income (expense):
  Interest expense                     (251)      (251)     (502)     (503)
  Interest income                       131         97       212       189
  Other, net                              2          0         2         1
                                      -----      -----     -----     -----
    Net income (loss)               $  (548)   $  (390)  $(1,336)  $  (575)
                                     ======     ======    ======    =======
Net Income (loss) per common share
  Primary                           $  (.12)   $  (.12)  $  (.32)  $  (.18)
                                     ======     ======    ======    =======
Weighted average common and common
  equivalent shares outstanding:
    Primary                         4,420,543  3,275,282 4,205,988 3,272,245
                                    =========  ========= ========= =========
See accompanying notes to unaudited consolidated financial statements.

Part I - Financial Information
Item 1 - Financial Statements

                       ROTARY POWER INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR EACH OF THE SIX MONTHS ENDED JUNE 30
                            (Dollars in thousands)
                                  (unaudited)
                                                       1996         1995
Cash flows from operating activities:
  Net income (loss)                                 $(1,336)      $ (575)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                      465          414
      Amortization                                       47           73
      Interest                                           (7)          (1)
      Change in assets and liabilities:
        Accounts receivable                             824         (504)
        Other receivables                               (55)         (60)
        Inventory                                      (436)        (137)
        Prepaid expenses                                (29)         (61)
        Other assets                                   (206)        (126)
        Accounts payable                                (60)         102
        Accrued liabilities                              (4)         506
        Other liabilities                               509           11
                                                       -----        -----
          Net cash provided by (used in)
            operating activities                       (288)        (358)

Cash flows from investing activities:
  Purchase of securities available for sale            (647)           0
  Sale of securities available for sale                 630          740
  Purchases of fixed assets                             (57)        (333)
                                                       -----        -----
          Net cash provided by (used in)                (74)         407
            investing

Cash flows from financing activities:
  Repayment of long term debt                           (84)         (76)
  Payment of deferred debt obligation                   (75)        (150)
  Issuance of common stock                            1,301          332
                                                      -----         -----
          Net cash provided by (used in)              1,142          106
            financing activities
                                                      -----         -----
Net increase (decrease) in cash                         780          155
Cash and cash equivalents at beginning of year          328          675
                                                      -----        ------
          Cash and cash equivalents at end
                  of period                          $1,108       $  830
                                                     ======       ======
Supplemental disclosure of cash flow information:
  Interest paid during the period                    $  433       $  366
  Income taxes paid during the period                     -            -

      See note 2 for supplemental cash flow information.

Part I - Financial Information
Item 1 - Financial Statements

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

NOTE 2:  SUPPLEMENTAL NON-CASH TRANSACTIONS

      DIFFERENCE BETWEEN RENT EXPENSE AND RENT PAYMENTS

      Rent expense is recognized on a straight-line basis over the three year lease. For the six month period ending June 30, 1996, rent payments were $12,500 lower than rent expense.

      DEVIATION FROM PURCHASE AGREEMENT

      Pursuant to a deviation from the purchase agreement between John Deere Technologies International, Inc. ("JDTI") and the
Company, the Company postponed payment of $75,000 of the $150,000 deferred acquisition obligation due to JDTI on January 30, 1996 for one year.

      WARRANT EXERCISE

      As of June 30, 1996, warrants to purchase 65,000 shares of common stock at $2.50 per share were exercised in return for a subscription receivable in the amount of $162,500.

Part I  -  Financial Information
Item 2  -   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations

      Revenue for the three month period ended June 30, 1996 decreased approximately 4%, or $110,000 to $2,632,000 from $2,742,000 for the same three month period in 1995. This decrease comprised a reduction in U. S. Government contract revenue of $456,000 offset by an increase in commercial revenue of $346,000. The primary contributors to the U. S. Government revenue decrease were lower revenue of $1,198,000 from the Joint Tactical - Unmanned Aerial Vehicle (JT-UAV) contract which was terminated in August, 1995, which was offset by higher revenue of $753,000 for the five rotor 580 Series engine under a United States Marine Corps (USMC) contract. For the first half of 1996, revenue decreased approximately 20%, or $1,060,000, from $5,440,000 in the 1995 period to $4,380,000 in the 1996 period. This decrease resulted from lower U. S. Government contract revenue of $1,542,000 which was offset by higher commercial revenue of $482,000. The lower Government contract revenue was primarily due to the termination of the JT-UAV contract and the reduction in planned activity of the Company's original USMC 580 Series engine. Such reductions were offset by higher revenue for the five rotor 580 Series engine for the USMC and increases in other U. S. Government contracts. The higher commercial revenue was for the Company's 65 Series natural gas engines for the industrial markets and its 65 Series marine engines for the recreational marine market.

      Cost of revenue increased approximately 20%, or $382,000, in the three months ended June 30,1996 as compared to the same period in 1995 and increased approximately 3%, or $124,000, in the first half of 1996 as compared to the first half of 1995. For the three month period, the increase consisted of $354,000 for commercial activity and $28,000 for Government activity. For the six month period, the increase in cost of revenue consisted of a $648,000 increase for commercial activity which was offset by a $524,000 decrease for Government activity. The increase for the commercial activity for both the three month and six month period was due to the fact that there was no commercial activity in either of the 1995 periods. The change in cost of revenue for the Government activity for both the three month and six month period was due to higher overhead application resulting from the lower volume of business offset by lower cost of revenue associated with the lower volume.

      General and administrative expenses decreased approximately 4%, or $26,000, from $625,000 in the second quarter of 1995 to $599,000 in the second quarter of 1996. For the first half, general and administrative expenses decreased approximately 3%, or $35,000 from $1,227,000 in the first half of 1995 to $1,192,000 in
the first half of 1996.   These decreases were primarily due to
reduced expenses for professional fees, trade shows and the elimination of royalty expense associated with the Wankel GmbH License Agreement, which was terminated. The decreases were offset by increases in expenses for salaries and rent to support the Company's Rotary Power Marine, Inc. subsidiary.

      Research and development expenses decreased approximately 57%, or $272,000, from $480,000 in the second quarter of 1995 to $208,000 in the second quarter of 1996 and approximately 43%, or $363,000, from $847,000 in the first half of 1995 to $484,000 in the first half of 1996. These decreases were due to reduced efforts associated with independent research & development projects for the development of 65 Series engines running on natural gas for use in industrial markets and were offset by increases in research and development expenses associated with the 65 Series marine engine product.

      Loss from operations increased approximately 82%, or $194,000, from a $236,000 loss in the second quarter of 1995 to a $430,000 loss in the second quarter of 1996 and approximately 300%, or $786,000, from a $262,000 loss in the first half of 1995 to a $1,048,000 loss in the first half of 1996. The higher loss in both periods was due to the impact of the lower revenues and the higher cost of revenue, as explained above, offset by the lower research and development expenses discussed above.

      Interest expense was virtually unchanged in the three month and six month periods of 1996 as compared to the same periods in 1995. Interest income increased in both the three month and the six month periods of 1996 as compared to the same periods of 1995. These increases were primarily associated with the interest paid by Hydro Lance Maritime Transport, Inc. ("Hydro Lance") in connection with the repayment of a loan more fully discussed below.

      Due to the combination of the preceding factors, net loss increased from $390,000 in the second quarter of 1995 to $548,000 in the second quarter of 1996 and from $575,000 for the first half of 1995 to $1,336,000 for the first half of 1996.

Liquidity and Capital Resources

      The aggregate of the Company's cash, cash equivalents and securities available for sale increased approximately $796,000 during the first half of 1996.

      In February 1996, the Company entered into agreements with Abejon Rotary Power Corporation ("Abejon") under which Abejon purchased 1,000,000 shares of the Company's common stock at $4.00 per share (the "Sale"). Simultaneously with the Sale, the Company loaned $3,750,000 to Hydro Lance to be repaid to the Company between March 31, 1996 and March 31, 1998 upon the terms and conditions more fully set forth in the loan agreement between the Company and Hydro Lance. During April 1996, Hydro Lance repaid $600,000 of the loan plus interest. Further, coincident with the Sale, Abejon issued a $2,350,000 purchase order to the Company for two six rotor and nine two rotor 580 Series marine engines. As of June 30, 1996, Abejon had paid $500,000 as a down payment on this order.

      On March 1, 1996, the Company entered into a termination settlement agreement with Lockheed Martin ("LM") relating to the Joint Tactical - Unmanned Aerial Vehicle contract between the Company and LM. Pursuant to the settlement agreement, LM paid the Company $833,000.

      As a result of the agreements with Abejon discussed above and the LM settlement agreement, the Company believes there are adequate cash resources to fund its operations only until the 580 Series marine inventory buildup occurs later this year. The Company is holding discussions with several financing institutions to finance the inventory and receivables related to the 580 Series marine engines, the 65 Series natural gas engines and the 65 Series marine engines. If the Company is successful in arranging such financing, the Company believes it will have adequate resources to fund its operations during the 580 series marine engine nventory buildup and until positive cash flow is achieved from the commerical sales of the Company's engines. There can be no assurance that the Company will enter into an agreement to finance the inventory and receivables relating to such engines.

      Capital expenditures were approximately $57,000 in the first half of 1996. Capital expenditures for 1996 are expected to be approximately $150,000. The source of funds for these expenditures is expected to be provided solely by the recovery of depreciation expense under cost-reimbursement contracts with the U. S. Government.

      Working capital at June 30, 1996 was $2,529,000 compared to $2,573,000 at December 31, 1995. This change is primarily due to an increase in inventory offset by a reduction in accounts receivable and an increase in current liabilities associated with the Abejon agreements.

"Safe Harbor" Statement

      Forward looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include interruptions or cancellation of existing contracts, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

Part II - Other Information
Item 2  - Changes in Securities

      In June 1996, warrants to purchase 250,000 shares of the common Stock of the Company at $2.50 per share were exercised. As of June 30, 1996, the Company had received $462,500 for 185,000 shares and had a subscription receivable for 65,000 shares.




Part II - Other Information
Item 4  - Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Shareholders held on June 10, 1996, the following members were elected to the Board of
Directors:

      Warren D. Bagatelle                 Robert L. Osborn
      James M. Beggs                      Michael C. Stewart
      Ken Brody                           Richard M. H. Thompson
      William T. Figart                   Dr. James P. Wade

      The vote for each director was 4,090,032 votes For, 29,002 votes Against and zero votes Abstained.

      At the Annual Meeting of Shareholders, Coopers & Lybrand
L.L.P. was ratified as the Company's auditors for the fiscal year ending December 31, 1996. The vote was 4,089,284 votes For, 23,200 votes Against and 6,550 votes Abstained.





Part II - Other Information
Item 6  - Exhibits and Reports on Form 8-K


(a)         EXHIBITS TO 10-QSB


11          Computations of Earnings (Loss) Per Share for the     13
            Three Months and Six Months Ended June 30, 1996 and June 30, 1995.

(b)         REPORTS ON FORM 8-K

            None

                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            ROTARY POWER INTERNATIONAL, INC.
                             (Registrant)





Dated:  August 14, 1996     /s/Gerald Horowitz
                            Gerald Horowitz
                            Vice President &
                            Corporate Controller
                            (Duly Authorized Officer and
                            Principal Financial Officer)

                               EXHIBIT NO. 11


                             ROTARY POWER INTERNATIONAL, INC.
                      COMPUTATION OF INCOME (LOSS) PER COMMON SHARE

                                 Three Months               Six Months
                                Ended June 30,            Ended June 30,
                               1996        1995          1996       1995
PRIMARY

Shares outstanding,
beginning of period           4,391,432   3,269,208   3,391,432   3,269,208

Weighted average number of shares
  issued, retired and issuable
    share equivalents            29,111       6,074     814,556        3,037
                              ---------   ---------   ---------   ----------
Weighted average number of common
  and common equivalent shares
    outstanding               4,420,543   3,275,282   4,205,988   3,272,245


Net income (loss)            $ (548,275) $ (389,814)$(1,336,369) $( 574,561)
                              =========   =========  ==========   =========
Net income (loss)            $    (.12)  $    (.12) $    (.32)   $    (.18)
 per common share             =========   =========  ==========   =========


FULLY DILUTED

Weighted average number of common
  and common equivalent shares
    outstanding as adjusted for
      full dilution           3,888,696   3,373,733   3,674,141   3,397,619

Net income (loss)            $ (548,275) $ (389,814)$(1,336,369) $ (574,561)
                              =========   =========  ==========   =========
Net income (loss)            $    (.14)  $    (.12) $    (.36)   $   (.17)*
per common share              =========   =========  ==========   =========


*These calculations are submitted in accordance with SEC requirements, although they are not in accordance with APB Opinion No. 15 because they are anti-dilutive.