Form 10QSB
period 1996-09-30
ROTARY POWER INTERNATIONAL INC
filed 1996-11-14
CIK 914539

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-QSB


[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [X] Yes   [ ] No par value $.01, as of November 1, 1996 was 4,641,432.

Transitional Small Business Disclosure Format:  [ ] Yes   [X] No

                 ROTARY POWER INTERNATIONAL, INC.

                           FORM 1O-QSB

                              INDEX


PART I - FINANCIAL INFORMATION                               PAGE

Item 1.     Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets as of
            September 30, 1996 and December 31, 1995            3

            Consolidated Statements of Operations for
            the Three Months and Nine Months ended
            September 30, 1996 and September 30, 1995           4

            Consolidated Statements of Cash Flows for
            the Nine Months ended September 30, 1996 and
            September 30, 1995                                  5

            Notes to Unaudited Consolidated
            Financial Statements                                6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations       7


PART II - OTHER INFORMATION

Item 2.     Changes in Securities                               12

Item 4.     Submission of Matters to a Vote of
            Security Holders                                    12

Item 5.     Other Information                                   12

Item 6.     Exhibits and Reports on Form 8-K                    13

            Signatures                                          14

Part I - Financial Information
Item 1.  Financial Statements

                       ROTARY POWER INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                       September 30, 1996   December 31, 1995
                                              (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                    $    402           $   328
  Securities available for sale                      49               631
  Accounts receivable                               682             1,738
  Other receivable                                    2                15
  Inventory                                       2,000             1,042
  Prepaid expenses & other current assets           132                 9
                                                  -----             -----
    Total current assets                          3,267             3,763

  Fixed assets                                    2,496             3,118
  Patents                                           693               739
  Investment held by trustee                      3,854             3,638
  Other assets                                    1,360               659
                                                 ------            ------
    Total assets                                $11,670           $11,917
                                                 ======            ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $   180           $   171
  Accounts payable                                  561               530
  Accrued liabilities                               286               297
  Other current liabilities                         561                42
  Deferred acquisition obligation, current          225               150
                                                  -----             -----
    Total current liabilities                     1,813             1,190

Long-term liabilities:
  Deferred acquisition obligation                 2,788             2,733
  Long term debt                                  6,677             6,813
  Other long term liabilities                         6                25
                                                 ------            ------
    Total liabilities                            11,284            10,761
                                                 ------            ------
Stockholders' equity:
 Preferred stock, 500,000 shares authorized:
   par value $.01; issued and outstanding 0 at
   September 30, 1996 and December 31, 1995           0                 0
 Common stock, par value $.01; 10,000,000
  shares authorized; issued and outstanding
  4,641,432 and 3,391,432 at September 30, 1996
  and December 31, 1995 respectively                 46                34
 Subscription receivable                         (3,150)                0
 Paid in Capital                                 13,425             8,824
 Accumulated deficit                             (9,935)           (7,702)
                                                 ------            ------
    Total stockholders' equity                      386             1,156
                                                 ------            ------
    Total liabilities and stockholders' equity  $11,670           $11,917
                                                 ======            ======
    See accompanying notes to unaudited consolidated financial statements.

Part I - Financial Information
Item 1.  Financial Statements

                         ROTARY POWER INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share amounts)
                                 (Unaudited)
                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                      1996       1995      1996     1995
                                     -----     ------     -----     -----
Revenues                             $ 878    $ 1,867   $ 5,257   $ 7,307

Costs and expenses:
  Cost of revenues                      752      1,309     4,504     4,937
  General and administrative            614        615     1,806     1,843
  Research and development              243        799       727     1,646
                                       ----      -----     -----     -----
                                      1,609      2,723     7,037     8,426

    Loss from Operations               (731)      (856)   (1,780)   (1,119)

Other Income (expense):
  Interest expense                     (248)      (249)     (750)     (752)
  Interest income                        83         82       295       272
  Other, net                              0         17         2        18
                                      ------    -------   -------   -------
    Net income (loss)               $  (896)  $ (1,006)  $(2,233) $ (1,581)
                                      ======    =======   =======   =======
Net Income (loss) per common share
  Primary                           $  (.20)  $  (.30)   $  (.55) $  (.48)
                                      ======    =======   =======   =======
Weighted average common and common
  equivalent shares outstanding:
    Primary                         4,391,432 3,384,765  4,073,358 3,309,752
                                    =======    =======    =======    =======
See accompanying notes to unaudited consolidated financial statements.

Part I - Financial Information
Item 1 - Financial Statements

                       ROTARY POWER INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR EACH OF THE NINE MONTHS ENDED SEPTEMBER 30
                             (Dollars in thousands)
                                 (unaudited)
                                                       1996         1995
                                                     ------       ------
Cash flows from operating activities:
  Net income (loss)                                 $(2,233)     $(1,581)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                      706          628
      Amortization                                       71          108
      Interest                                          (10)          (1)
      Change in assets and liabilities:
        Accounts receivable                           1,029         (510)
        Other receivables                                40          (56)
        Inventory                                      (958)        (499)
        Prepaid expenses                               (123)         (58)
        Other assets                                   (727)        (159)
        Accounts payable                                 31          230
        Accrued liabilities                             (11)         497
        Other liabilities                               500           17
                                                      ------       ------
          Net cash provided by (used in)
            operating activities                     (1,685)      (1,384)
                                                      ======       ======
Cash flows from investing activities:
  Purchase of securities available for sale            (647)        (628)
  Sale of securities available for sale               1,229        1,611
  Purchases of fixed assets                             (84)        (454)
                                                      ------       ------
          Net cash provided by (used in)                498          529
            investing                                 ------       ------

Cash flows from financing activities:
  Repayment of long term debt                          (127)        (118)
  Payment of deferred debt obligation                   (75)        (150)
  Issuance of common stock                            1,463          653
                                                      ------       ------
          Net cash provided by (used in)              1,261          385
Net increase (decrease) in cash                          74         (470)

Cash and cash equivalents at beginning of year          328          675
                                                      ------       ------
          Cash and cash equivalents at end
                  of period                          $  402       $  205
                                                      ======       ======
Supplemental disclosure of cash flow information:
  Interest paid during the period                    $  534       $  546
  Income taxes paid during the period                     -            -

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
            Condition and Results of Operations

Results of Operations

      Revenue for the three month period ended September 30, 1996 decreased approximately 53%, or $989,000 to $878,000 from $1,867,000 for the same three month period in 1995. This decrease comprised a reduction in U. S. Government contract revenue of $1,099,000 offset by an increase in commercial revenue of $110,000. The primary contributor to the U. S. Government revenue decrease was lower revenue of $923,000 from the five rotor 580 Series engine under a United States Marine Corps (USMC) contract. For the nine months of 1996, revenue decreased approximately 28%, or $2,050,000, from $7,307,000 in the 1995 period to $5,257,000 in the 1996 period. This decrease resulted from lower U.S. Government contract revenue of $2,664,000 which was offset by higher commercial revenue of $614,000. The lower Government contract revenue was primarily due to the termination of the Joint Tactical - Unmanned Aerial Vehicle (JT-UAV) contract which was terminated in August 1995, and the reduction in planned activity of the Company's original USMC 580 Series engine. Such reductions were offset by higher revenue for the five rotor 580 Series engine under the USMC contract and increases in other U. S. Government contracts. The higher commercial revenue was for the Company's 65 Series natural gas engines for the industrial markets and its 65 Series and 580 Series marine engines for the recreational and commercial marine markets, respectively.

      Cost of revenue decreased approximately 43%, or $557,000, in the third quarter of 1996 as compared to the same period in 1995 and decreased 9%, or $433,000, in the nine month period of 1996 as compared to the nine month period of 1995. For the three month period, the decrease consisted of $688,000 for Government contracts offset by higher costs of $131,000 for commercial activity. For the nine month period, the decrease in cost of revenue comprised a decrease of $1,233,000 for Government activity and an $800,000 increase for commercial activity. The increase for the commercial activity for both the three month and nine month period was due to the fact that there was no commercial activity in either of the 1995 periods coupled with an expected gross margin loss on the Company's first order for 65 Series natural gas engines, which gross margin loss has been reflected in the cost of revenue, and that the commercial marine gross margins are low which is representative of start-up production activity. The change in cost nine month period was due to higher overhead application resulting from the lower volume of business offset by lower cost of revenue associated with the lower volume.

      General and administrative expenses slightly decreased from $615,000 in the third quarter of 1995 to $614,000 in the third quarter of 1996. For the nine months, general and administrative expenses decreased approximately 2%, or $37,000 from $1,843,000 in the nine months of 1995 to $1,806,000 in the nine months of 1996. These decreases were primarily due to reduced expenses for professional fees, trade shows and the elimination of royalty expense associated with the Wankel GmbH License Agreement, which was terminated. The decreases were offset by increases in expenses for salaries and rent to support the Company's Rotary Power Marine, Inc. subsidiary.

      Research and development expenses decreased approximately 70%, or $556,000, from $799,000 in the third quarter of 1995 to $243,000 in the third quarter of 1996 and approximately 56%, or $919,000, from $1,646,000 in the nine month period of 1995 to $727,000 in the nine month period of 1996. These decreases were due to reduced efforts associated with independent research & development projects for the development of 65 Series engines running on natural gas for use in industrial markets and were offset by increases in research and development expenses associated with the 65 Series marine engine product.

      Loss from operations decreased approximately 15%, or $125,000, from a $856,000 loss in the third quarter of 1995 to a $731,000 loss in the third quarter of 1996 and increased approximately 59%, or $661,000, from $1,119,000 loss in the nine month period of 1995 to a $1,780,000 loss in the nine month period of 1996. The lower loss in the third quarter was due to lower research and development expenses offset by lower margins. The higher loss in the nine months was due to the lower margin resulting from the lower revenue and from the 65 Series natural gas gross margin loss, as explained above, offset by the lower research and development expenses discussed above.

      Interest expense was virtually unchanged in the three month and nine month periods of 1996 as compared to the same periods in 1995. Interest income was also virtually unchanged in the third quarter and increased 9% or $23,000 in the nine month period of 1996 as compared to the same period of 1995. This increase was primarily associated with the interest paid by Hydro Lance Maritime a loan more fully discussed below.

      Due to the combination of the preceding factors, net loss decreased 11% or $110,000 from $1,006,000 in the third quarter of 1995 to $896,000 in the third quarter of 1996 and increased 41% or $652,000 from $1,581,000 for the nine month period of 1995 to $2,233,000 for the nine month period of 1996.

Liquidity and Capital Resources:

      The aggregate of the Company's cash, cash equivalents and securities available for sale decreased approximately $508,000 during the nine month period of 1996 to $451,000.

      On March 1, 1996, the Company entered into a termination settlement agreement with Lockheed Martin ("LM") relating to the Joint Tactical - Unmanned Aerial Vehicle contract between the Company and LM. Pursuant to the settlement agreement, LM paid the Company $833,000.

      In February 1996, the Company entered into agreements with Abejon Rotary Power Corporation ("Abejon") under which Abejon purchased 1,000,000 shares of the Company's common stock at $4.00 per share (the "Sale"). Simultaneously with the Sale, the Company loaned $3,750,000 to Hydro Lance to be repaid to the Company between March 31, 1996 and March 31, 1998 upon the terms and conditions more fully set forth in the loan agreement between the Company and Hydro Lance. Further, coincident with the Sale, Abejon issued a $2,350,000 purchase order to the Company for two six rotor and nine two rotor 580 Series marine engines. As of September 30, 1996, Abejon had paid $500,000 as a down payment on this order.

      During April 1996, Hydro Lance repaid $600,000 of the loan plus interest. A $1,000,000 repayment was due on September 30, 1996 which has not yet been paid (the "September Installment"). The Company gave Hydro Lance a 30-day extension for payment of the $1,000,000 plus interest. On October 21, 1996 the Company notified Hydro Lance that they were in default of the loan agreement. Under the terms of the loan agreement Hydro Lance had ten days to cure the default in order to avoid termination of the loan agreement. Hydro Lance has not cured the default, however, the Company has not terminated the loan agreement as of the date of this report. The Company, Abejon and Hydro Lance are attempting to arrange a settlement without the necessity of terminating the loan agreement. Lady" (the "Ferry Boat") which was built by Abejon and which Hydro Lance and Abejon are currently in the process of selling. Hydro Lance and Abejon expect to execute a contract for the sale of the Ferry Boat by no later than November 30, 1996 and to have the sale closed by no later than December 15, 1996. The sale price of the Ferry Boat will be a minimum of $2,700,000 and may be as high as $3,100,000.

      In order to cure Hydro Lance's default under the loan agreement, the Company, Hydro Lance and Abejon have entered into a letter agreement to establish, by November 15, 1996, a new limited liability company or limited partnership (the "New Entity") which will be established for the sole purpose of owning the Ferry Boat. As soon as practicable after the establishment of the New Entity, Abejon will transfer all of its right, title, and interest in the Ferry Boat to the New Entity. For purposes of this transaction, the parties have agreed that the Ferry Boat will have a value of $2,700,000 and, based on such value, RPI will receive an ownership interest in the New Entity which is approximately equal to the amount owed by Hydro Lance under its Loan Agreement with RPI (i.e., the September Installment plus accrued interest at six percent (6%) per annum from September 30, 1996 through the date of transfer of title to the Ferry Boat to the New Entity). For example, if it is assumed that Hydro Lance will owe RPI a total of $1,100,000 by the date of transfer of title to the Ferry Boat to the New Entity, then RPI will receive an ownership interest of approximately 40.7% of the New Entity since $1,100,000 is approximately 40.7% of $2,700,000. Simultaneously with the receipt of its ownership interest in the New Entity, RPI will release 208,333 of the Abejon Shares from their pledge and lien of the Pledge Agreement and such Abejon shares will be returned to Abejon as required by the Pledge Agreement.

      The organizational documents creating the New Entity will provide that if the New Entity receives a deposit on account of the purchase price of the Ferry Boat prior to the closing of the sale of the Ferry Boat, such deposit shall immediately be paid to RPI in full or partial satisfaction of the September Installment, plus accrued interest. If such deposit monies are sufficient to satisfy the September Installment, plus accrued interest, then all of RPI's ownership interest in the New Entity will immediately and automatically transfer to Hydro Lance and Abejon. Between the date of establishment of the New Entity and December 31, 1996, Hydro Lance and Abejon shall have the exclusive right to arrange for the sale of the Ferry Boat. If the Ferry Boat has not been sold by for the sale of the Ferry Boat subject to the terms of the letter agreement among RPI, Hydro Lance and Abejon.

      Upon the closing of the sale of the Ferry Boat, the net proceeds of the sale will be immediately disbursed to RPI first until RPI shall receive an amount of the net proceeds which equals the amount of the September Installment, plus accrued interest from September 1, 1996 through the date of the transfer of title to the Ferry Boat to the New Entity. Any and all net proceeds remaining after such disbursement to RPI shall belong to Hydro Lance and Abejon. If the net proceeds which RPI receives from the sale of the Ferry Boat are not equal to the September Installment, plus accrued interest from September 30, 1996 through the date of the transfer of title to the Ferry Boat, then Hydro Lance remains liable to RPI for the difference. Upon the sale of the Ferry Boat and the distribution of the net proceeds thereof, the organizational documents of the New Entity will provide that the New Entity will automatically terminate and be dissolved.

      As of the date of transfer of the ownership of the Ferry Boat from Abejon to the New Entity, the above-described transaction will have an immediate effect on RPI's balance sheet and will increase total stockholders' equity by $1 million.

      When Hydro Lance did not make the September Installment, the Company took steps to reduce both its total payroll and other expenses. Such expenses were further reduced after the payment was not make on October 31, 1996.

      The Company's current and anticipated cash resources are expected to be sufficient to fund its operations until the November 15, 1996 payroll. Therefore, the long-term future of the Company depends on its ability to obtain additional sources of financing and/or further reduce its expenses. In this connection, the Company is pursuing private financing sources to raise $750,000 in a bridge loan in the near future. The $750,000 is expected to allow the Company to pay a large portion of its past due payables. Additional financing, beyond the $750,000, is required by the end of November for the Company to continue to fund its operations. There can be no assurance that the Company will be able to arrange such financing on acceptable terms or at all.

      Capital expenditures were approximately $84,000 in the nine months of 1996. Capital expenditures for 1996 are expected to be approximately $90,000. The source of funds for the additional depreciation expense under cost-reimbursement contracts with the U.S. Government.

      Working capital at September 30, 1996 was $1,454,000 compared to $2,573,000 at December 31, 1995. This change is primarily due to an increase in inventory offset by a reduction in accounts receivable and an increase in current liabilities associated with the Abejon agreements.


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

Part II - Other Information
Item 2  - Changes in Securities

      In June 1996, warrants to purchase 250,000 shares of the Common Stock of the Company at $2.50 per share were exercised. As of September 30, 1996, the Company has received $625,000 for the 250,000 shares.

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

      In September 1996, Mr Stewart informed the Board of Directors that effective September 1, 1996, he had resigned from the Board for personal reasons.


Part II - Other Information
Item 5  - Other Information


      On October 10, 1996, after the Company issued its press release concerning its negative cash flow, the Company received a letter from The Nasdaq Stock Market, Inc. ("NASDAQ") indicating that NASDAQ's staff had reason to conclude that the Company did not meet the minimum $1,000,000 capital and surplus requirement for continued listing on the Nasdaq SmallCap Market (the "Market"). NASDAQ requested the Company provide a definitive plan which the Company believed would result in its meeting all the Market's continuing listing requirements.

      On October 28, 1996, the Company provided such plan to NASDAQ. The plan is to transfer ownership of the Ferry Boat to the New Entity and secure additional financing, as more fully discussed in the Liquidity and Capital Resources section of this 10-QSB.

      On November 12, 1996, the Company received a letter from NASDAQ in which NASDAQ summarized the Company's plan and concluded NASDAQ would not provide the Company any additional time in which to achieve compliance with the continuing listing requirements of the Market and that the Company's Common Stock would be delisted from the Market effective with the opening of business on Wednesday, November 20, 1996.

      The Company is continuing its efforts toward implementing its plan to achieve compliance with the continuing listing requirements. Over the next week, as the Company implements each element of its plan, the Company will issue proper notification to the NASDAQ, the Securities and Exchange Commission and the public. It is the Company's objective to comply with the requirements for continued listing prior to November 20, 1996 thereby precluding the Company's Common Stock from being delisted. There is no assurance that the Company will be successful in its attempts to achieve compliance and to avoid delisting.

      In the event the Company's Common Stock is delisted from trading on the Market and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock would also be subjuect to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also require additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-
NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and ability of stockholders to sell their securities in the secondary market.



Part II - Other Information
Item 6  - Exhibits and Reports on Form 8-K


(a)         EXHIBITS TO 10-QSB


11          Computations of Earnings (Loss) Per Share for          15
            the Three Months and Nine Months Ended
            September 30, 1996 and September 30, 1995.



            On October 15, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission. Such Form 8-K discussed a press release of October 10, 1996 entitled "Rotary Power
International Announces Downsizing, Missed Payment by Hydro
Lance/Abejon and Cash Flow Difficulties".

                            SIGNATURES



      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            ROTARY POWER INTERNATIONAL, INC.
                            --------------------------------
                             (Registrant)





Dated:  November 14, 1996     s/Gerald Horowitz
                              ------------------------
                               Gerald Horowitz
                               Vice President &
                               Corporate Controller
                               (Duly Authorized Officer and
                               Principal Financial Officer)

                      ROTARY POWER INTERNATIONAL, INC.
                COMPUTATION OF INCOME (LOSS) PER COMMON SHARE

                                 Three Months             Nine Months
                              Ended September 30,      Ended September 30,
                               1996        1995          1996       1995
PRIMARY

Shares outstanding,
beginning of period           4,391,432   3,366,432   3,391,432   3,269,208

Weighted average number of shares
  issued, retired and issuable
    share equivalents             -          18,333     681,926      40,544
                              ---------   ---------   ---------   ---------
Weighted average number of common
  and common equivalent shares
    outstanding               4,391,432   3,384,765   4,073,358   3,309,752
                               =======     =======     ========    =======

Net income (loss)           $ (897,126) $(1,006,078)$(2,236,495)$(1,580,639)
                               ========    ========    ========    =======
Net income (loss)           $   (.20)   $   (.30)   $   (.55)   $   (.48)
 per common share              =======     =======     ======       ====

FULLY DILUTED

Weighted average number of common
  and common equivalent shares
    outstanding as adjusted for
      full dilution             868,445   3,486,276     550,370   3,411,262
                                =======    =======      =======   ========
Net income (loss)           $ (897,126)  $(1,006,078) $(2,233,495)$(1,580,639)
                                =======    ========    ========    =======
Net income (loss)           $    (1.03)  $    (.29)*  $  ( 4.06)  $   (.46)*
  per common share              ======      ======       =====     ======

*These calculations are submitted in accordance with SEC requirements, although they are not in accordance with APB Opinion No. 15 because they are anti-dilutive.