Form 10KSB
period 1996-12-31
ROTARY POWER INTERNATIONAL INC
filed 1997-03-31
CIK 914539

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended  December 31, 1996
                           ----------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________________  to ______________________

1934 Act Commission File Number  1-12756
                                -----------------------------------------------

                Rotary Power International, Inc.
-------------------------------------------------------------------------------

           (Name of small business issuer in its charter)

  Delaware                                      13-3632860
-------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)

  P.O. Box 128, Wood-Ridge, New Jersey             07075-0128
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)
Issuer's telephone number, including area code     (201) 777-7373

Securities registered under Section 12(b) of the Exchange Act:


                                             Name of each exchange on which
Title of each class                                   registered
   Common Stock            National Assoc. of Securities Dealers Automated Quotation System
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:
  None
-------------------------------------------------------------------------------
              (Title of each class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---
---

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year
 $ 5,768,143 ------------

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $ 627,000 which is based on the closing price of $0.28 March 20, 1997.

        The number of shares of Common Stock outstanding on March 20, 1997 was 6,641,432. ----------

    Transitional Small Business Disclosure Format:   Yes   No X .
                                                        ---  ---

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

No information is incorporated by reference.

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX



                                                                     PAGE

PART I
Item 1.            Description of Business.........................     3
Item 2.            Description of Property.........................    26
Item 3.            Legal Proceedings...............................    26
Item 4.            Submission of Matters to a Vote of Security ....    26
                    Holders


PART II
Item 5.            Market for Common Equity and Related
                    Stockholder Matters............................    28
Item 6.            Management's Discussion and Analysis or
                    Plan of Operation..............................    30
Item 7.            Financial Statements............................   F-1
Item 8.            Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.........    39



PART III
Item 9.            Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with Section
                    16(a) of the Exchange Act.......................   40
Item 10.           Executive Compensation...........................   43
Item 11.           Security Ownership of Certain Beneficial Owners
                    and Management..................................   47
Item 12.           Certain Relationships and Related Transactions...   49
Item 13.           Exhibits and Reports on Form 8-K.................   50

                   Signatures.......................................   55

PART I
ITEM 1.   DESCRIPTION OF BUSINESS

General

        Rotary Power International, Inc. (the "Company") is in the business of developing and manufacturing rotary engines for military and commercial use. Based on tests conducted by the Company and independent testing companies, the Company believes that its rotary engines have demonstrated important benefits which provide the potential to compete favorably with reciprocating diesel, gasoline and natural gas engines and turbines in certain important market segments.

        Through the fiscal year ending December 31, 1996, the Company has earned substantially all of its revenues from research and development contracts and subcontracts with the U.S. Government. However, during 1996, the Company finished the last of its U.S. Marine Corps Research and Development contracts and does not anticipate any major government research and development contracts on any of its engines in the future, with the possible exception of the 40 Series engine in Unmanned Aerial Vehicles and Auxiliary Power Units. The end of the Company's military contract business has come earlier than the Company had anticipated and before the Company's commercial engine activities had reached a point where they are profitable.

        The Company, in response to the loss of the military contract business, is redirecting its efforts mainly toward commercial markets. The Company believes that its 580 Series rotary engine currently undergoing a cost reduction and manufacturing engineering program ("Value Improvement Program") to reduce its manufacturing cost, along with the 65 Series engines it is importing and packaging, can be successfully marketed to a wide variety of commercial and industrial markets, including the marine market, the power generation, compressor, refrigeration and chiller markets and the hybrid electric vehicle markets.

        However, its accelerated Value Improvement program on the 580 Series engine and its marketing efforts on both the 580 and 65 Series engines were severely curtailed in the last quarter of 1996 due to the inability of Hydro Lance Maritime Transport, Inc. ("Hydro Lance"), an affiliate of Abejon Rotary Power Corporation ("Abejon") to meet its financial commitment to the Company. Beginning in October, the Company was forced to lay off more than 50% of its personnel in the last quarter of 1996 and seek new financing for its continued operation.

        In December 1996, the Company reached an agreement with International Cryogenic Systems Corporation ("ICSC") whereby ICSC invested $1,000,000 in the Company in exchange for 2,000,000 shares of the Company's common stock. Simultaneously, the Company and ICSC agreed in principle to merge the two companies in a stock-for-stock acquisition whereby the Company would become a wholly-owned subsidiary of ICSC. Upon completion of the transaction, which is subject to the execution of a definitive merger agreement and approval by the stockholders of RPI, it is the intention of ICSC to apply for listing on the NASDAQ SmallCap Market. Each shareholder of RPI will receive
 .363 shares of ICSC common stock for each share of RPI Common Stock upon the closing of the merger.

        The Company believes that the rotary engine design of its engines provides advantages over other internal combustion engine designs. Rotary engines do not have reciprocating parts. The compact nature of the power train of a rotary engine results in a high power-to-weight ratio. Since a rotary engine does not require the use of conventional connecting rods between the rotors and the crankshaft, engine volume reduction is realized making the power density of the rotary engine greater than that of a conventional four-stroke reciprocating engine. The Company believes that its patented SCORE(TM) engine technology offers several advantages over reciprocating engines, such as multi-fuel capability, superior size and weight characteristics for a given power output, low vibration, greater reliability and design simplicity with a high commonality of parts and, in a natural gas-fueled version, lower emissions of oxides of nitrogen. The Company also believes that its SCORE(TM) engine can be manufactured and produced at a significantly lower cost than turbines and will operate with better fuel economy than turbines. The SCORE(TM) engine is also ideally configured to operate at high efficiency on heavy fuels, which include diesel and jet fuel and their derivatives.

History

        The Company, a Delaware corporation, was formed on October 23, 1991 for the purpose of purchasing substantially all of the assets and the business of the Rotary Engine Division (the "Division") from John Deere Technologies International, Inc. ("JDTI"), which it completed on December 31, 1991. JDTI, a wholly-owned subsidiary of Deere and Company, was, at the time, the leading company in the United States in the development and production of prototype rotary engines and the Company believes that JDTI was, at that time, the only company in the world producing large rotary engines. JDTI purchased its rotary engine division from the Curtiss-Wright Corporation ("Curtiss-Wright") in 1984. Curtiss-Wright had operated its rotary engine division since 1958.

        As a result of its acquisition of the assets of the Division, the Company is the sole owner of all of the rotary engine assets of JDTI and Curtiss-Wright, including the proprietary technology and currently enforceable patent rights developed by JDTI from 1984 to 1991 and Curtiss-Wright from 1958 to 1984.

        In 1992, the Company acquired certain fixed assets of Defense Group Industries Inc. ("DGII") and substantially all of the fixed assets of ROTEC Manufacturing and Engineering Corp. ("ROTEC"). These assets had been used by these companies for the development of a small multi-fuel rotary engine (now, the Company's 40 Series engine) and all of the proprietary technology of these companies. ROTEC's assets were purchased from its owner, Dr. Michael Soimar, who was the Vice-President - Business Development of the Company until December 31, 1996.

        As a result of the transactions described above, the Company has accumulated an extensive data base of rotary engine technology. The Company's data base includes rotary engine designs and data derived from more than 90,000 hours of rotary engine tests in a variety of sizes from 70 to 40,967 cubic centimeters per rotor. Through the retention of key technical and management personnel with prior JDTI and Curtiss-Wright experience and the utilization of the experimental, production and testing facilities at its Wood-Ridge, New Jersey location, the Company has continued to maintain and expand this data base.

        In October 1992, the Company entered into a license agreement with Wankel GmbH (the "Wankel Licensing Agreement"), to license Wankel GmbH's technology, know-how and approximately 70 patents and patent applications in six countries relating to all of its small rotary engines. Under the Wankel Licensing Agreement, the Company was not required to pay a license fee but was obligated to pay minimum annual royalty payments, commencing with a $100,000 payment in January 1994. The Company was also obligated to pay earned royalties on sales of small rotary engines using the Wankel technology, but the Company was permitted to offset royalties with work subcontracted to Wankel under the Company's development contracts.

        The Company advised Wankel GmbH on January 10, 1996 that, due to Wankel's failure to deliver the know-how or drawings required to be supplied under the provisions of the Wankel License Agreement, the Company was terminating the Agreement, effective immediately, and withholding the minimum royalty payment due Wankel on January 31, 1996. On September 19, 1996, Wankel although objecting to RPI's method of termination, agreed, through its attorneys, to terminate the Wankel License Agreement by mutual consent effective September 20, 1996.

        On February 16, 1994, the Company closed on its initial public offering of 800,000 shares of its Common Stock.

        The Company, realizing the need to increase the commercial content of its business and reduce its reliance on military/ government programs, formed an Industrial Products Group within the Company in March of 1994 to develop and sell natural gas rotary engines into commercial industrial markets. The Company executed a Development Agreement with Mazda North America (MANA) of Flat Rock, Michigan and Mazda Motor Corporation (MC) of Hiroshima, Japan on December 7, 1993 for import of rotary short block engines converted to a natural gas configuration agreed upon by MC Engineering and the Company's Engineering Department. The Company acquired the services of highly experienced individuals as sales and marketing personnel through a consulting agreement to lead this initiative. A natural gas version of the Mazda rotary was developed during the 1994 and 1995 calendar years. Details of the Company's progress are presented in the Commercial and Industrial Markets section below.

         The Company signed an exclusive four year agreement with the Hussmann Corporation on October 16, 1995 for the 65 Series natural gas rotary engine
(NGRE) for supermarket refrigeration equipment and food store heating. Hussmann supplies such equipment to 48% of the 31,000 supermarkets in the United States. This four year agreement includes a minimum new order goal of 1075 engines: 25 in the first year (which order was received by the Company), 150 in the second year, 300 in the third year and 600 in the fourth year.

        The Company signed a teaming agreement with Teledyne Vehicle Systems
(TVS) of Muskegon, Michigan on July 25, 1995 to work together on the development, marketing, manufacture and sale of the Company's 580 Series rotary engine for the United States Marine Corps (USMC). General Dynamics Land Systems Inc. (GDLS), a wholly-owned subsidiary of General Dynamics Corporation, bought the assets of TVS in 1996. The Company has transferred its teaming agreement with TVS to GDLS.

        To further augment its commercial product thrust, the Company created a wholly-owned subsidiary called Rotary Power Marine, Inc. (RPM) on July 26, 1995 to address the commercial pleasure craft marine market. RPM purchased essentially all of the assets of Rotary Marine Industries ("RMI") of Sandpoint, Idaho on August 30, 1995. RMI had been developing a marine rotary engine utilizing the Mazda RX-7 automobile short block under an agreement with MANA and MC. This agreement was terminated and the Company signed a new 65 Series rotary marine gasoline engine agreement with MANA and MC on November 10, 1995. All RMI manufacturing operations have been moved from Spokane, Washington to the Company's Wood-Ridge, New Jersey plant. A principal of RMI continues to be retained as an employee of RPM. RPM maintains an OEM sales/application center in Spokane, Washington while the General Office is at the Company's headquarters in Wood-Ridge, New Jersey. The Company has signed 4 Distributor Agreements for the distribution of the 65 Series marine engine and has engaged a Sales Manager located in Florida.

        The Company signed a Distributor Agreement on the 580 Series diesel marine engine family with Abejon on October 5, 1995. The area of responsibility of Abejon is the states and provinces bordering the Pacific coast of Mexico, Canada and the United
States, including Hawaii.

        In addition, in February, 1996, Abejon invested a total of $4 million to purchase one million shares of the Company's Common Stock at a price of $4.00 per share. Simultaneously with the sale of the Common Stock, the Company loaned $3,750,000 to Hydro Lance, an affiliate of Abejon. Hydro Lance repaid $850,000 of the loan plus interest. A $1 million repayment which was due on September 30, 1996 was not paid.

        In December 1996, the Company concluded an agreement with International Cryogenic Systems Corporation ("ICSC") whereby ICSC invested $1,000,000 in the Company in exchange for 2,000,000 shares of the Company's Common Stock. Simultaneously, the Company and ICSC agreed in principle to merge the two companies in a stock-for-stock acquisition, whereby the Company would become a wholly-owned subsidiary of ICSC. The Company and ICSC signed a Plan and Agreement of Merger on March 21, 1997 and, upon approval by the stockholders of the Company, the transaction will be completed. ICSC, located in Cibolo, Texas, manufactures and markets industrial refrigeration and freezing systems for use worldwide. The merger with ICSC will provide the Company with a growing outlet for its natural gas and diesel-fueled engines. The ICSC subsidiaries all require packaged accessory refrigeration equipment to complete their systems and RPI's engines can be used to provide ICSC's customers with the ability to select a system to minimize their energy costs. In addition, ICSC's packaging ability will enable the merged company to offer packaged power systems operating off both natural gas and diesel fuel.

Technology

        History

        The Wankel rotary engine, upon which the Company's rotary engines are based, was first demonstrated in 1954 and is named after its developer, Dr. Felix Wankel, a specialist in the design of sealing devices.

        In 1958, Curtiss-Wright obtained the first license for rotary engine technology from Wankel GmbH, which gave Curtiss-Wright an exclusive license for North America and certain non-exclusive rights outside of North America. Curtiss-Wright's research and development efforts initially involved gasoline rotary engines with a wide range of power for use in military vehicles and aircraft, and for various commercial uses including automobiles, aircraft, marine pleasure craft and lawn mowers. In the 1960's, the early rotary engines experienced serious problems with gas sealing and poor reliability. These problems were primarily caused by the unavailability of materials that would permit the principles of the rotary engine to be successfully transformed into competitive performance engines. In the past 15 years, enormous progress in materials technology, such as the development of advanced ceramic material, has significantly contributed to the solution of past sealing and reliability problems. The Company and its predecessors and Mazda Motors Corporation ("Mazda"), utilizing advances in material science and machining technology, have independently addressed and completely solved these early rotary engine problems.

        Curtiss-Wright also initiated work on the stratified charge rotary engine in the mid-1960's in order to provide the advantage of multi-fuel capability for use in military vehicles and aircraft. JDTI purchased the rotary engine division of Curtiss-Wright in 1984, including, without limitation, the license agreement with Audi NSU/Wankel GmbH, and thereafter continued to develop stratified charge rotary engines, leading to a series of patents covering stratified charge technology, seal design, cooling systems and new longer life materials. In 1984, JDTI canceled the license agreement with Audi NSU/Wankel GmbH when it realized that its recently developed technology was more important to its future business than the technology being licensed from Audi NSU/Wankel GmbH, which, by that time, was already in the public domain.

        Since its acquisition of the assets of the Division, the Company has continued to develop and improve the rotary engine. These developments and improvements include reduction in fuel consumption and emissions, the use of ceramics for increased durability, the use of high speed electronic fuel injection systems and controls, and increased power density. The Company's rotary engine technology has now advanced to the point that its 580 Series engine, producing 1000 horsepower, and its 40 Series engine, producing 15 horsepower, have both successfully completed a 400 hour test operating on the standard North Atlantic Treaty Organization ("NATO") test cycle. The development work over the past 30 years by the Company and its predecessor companies and the resulting engineering requirements have resulted in approximately 29 current patents and patent applications in six countries for the Company's proprietary rotary engine technology.

     Description of the SCORE(TM) Engine

        The patented stratified charge combustion concept is used by the Company in its SCORE(TM) engines in order to improve the burning of the fuel in the elongated combustion chamber. In this process, there are two high-pressure injection nozzles. The pilot injector injects a small amount of fuel that is ignited by an electrically energized source. This creates a pilot flame which ignites a larger amount of fuel which is injected by the main injector as the rotor sweeps past it, creating a layered stratified charge. This dual injection system results in more complete combustion of the fuel thus reducing emissions and improving fuel economy.

        The injection and ignition system of the SCORE(TM) engine allows the engine to operate using heavy fuels over a wide horsepower and speed range without the additional weight required by a reciprocating diesel engine. The SCORE(TM) engine is configured to operate at high efficiency on heavy fuels, which include diesel and jet fuel and their derivatives. Heavy fuel is now mandated by the United States Department of Defense (the "DOD") and NATO for all their new internal combustion engines and turbines for logistical reasons and because it has lower volatility than gasoline-based fuels, and is thus less hazardous.

        In 1992, the Company initiated a natural gas development program which continued development originally started by the Division through funding from the Gas Research Institute. The Company's natural gas development program on its 580 Series engines is intended to lead to the production of low emission rotary engines suitable for use in areas with stringent air quality regulations. Due to its unique geometry, the rotary engine is able to operate at a very lean fuel to air ratio compared to reciprocating engines. This ratio results in relatively low emissions of oxides of nitrogen, without some of the negative side effects, such as the adverse effect on fuel economy and hydrocarbon emissions, experienced with reciprocating engines. As a result of an internal development program at the Company, a 580 Series prototype engine operating on natural gas has demonstrated emissions of oxides of nitrogen of less than 1.0 gram per horsepower hour, compared to the 4.0 gram limit specified for 1998 by the California Air Resources Board ("CARB"), for heavy-duty vehicles of greater than 14,000 lbs. Further, based upon the Company's interpretation of the CARB specification, levels of non-methane hydrocarbons and carbon monoxide were also well under CARB emission requirements without after treatment.

        During 1994 and 1995, the Company broadened its natural gas activities through its Product Development Agreement with Mazda North America. Under the arrangement, the Company has imported natural gas twin rotor rotary engine blocks to be built into complete natural gas fueled RPI 65 Series (654cc displacement per rotor) rotary engines for packaging into industrial products such as industrial cooling, air compression, refrigeration, power generation hybrid electric vehicle systems. The 65 Series engine block is a derivative of the engine used in the sporty RX-7 Mazda automobile, modified to provide industrial durability and reliability. During 1995 several of these engines were in service in prototype applications, providing cooling and electrical power at several sites. Also, several of these engines were delivered for use in hybrid electric vehicles, including one application in which the engine had been modified to operate on propane fuel.

        During 1995 this product line was expanded to include gasoline fueled short blocks based on the same engine to be built into RPM 65 Series marine engines. These engines are available in both a naturally aspirated version, producing 175HP, and a supercharged electronic fuel-injected version, producing 240HP, and are offered as a complete marine packages.

Products

        The Company has five families of rotary engines. Two of these (65 Series and 580 Series) are currently under durability testing, demonstration and sale into commercial and marine markets. The 40 Series is under development and testing for demonstration and sale to military markets. The 70 and 170 Series have been temporarily shelved until either military or commercial funding for the final development of these engines is obtained. The series designation for each family, the displacement per rotor, the current and potential horsepower per rotor and the maximum potential horsepower of each family of the Company's rotary engines, are listed below:

                Displacement per                           Potential Family
  Family              Rotor           Horsepower/Rotor     Horsepower Range
  ------        ----------------      ----------------     ----------------
                                                             (1-6 Rotors)

 40 Series HF*    0.407 liters              15-60                15-240 (4)
 65 Series NG**   0.65  liters                 40                40-120 (3)
 65 Series G ***  0.65  liters                100               100-300 (3)
 70 Series HF*    0.67  liters             80-125                80-500 (4)
170 Series HF*    1.72  liters            200-325              200-1200 (4)
580 Series HF*    5.8   liters            450-520              450-3000 (6)
580 Series NG**   5.8   liters                250              250-1500 (6)

              *HF = Heavy Fuel (Diesel, Jet and Gasoline Fuels)
             **NG = Natural Gas
            ***G  = Gasoline

        Modularity is one of the attributes of the rotary engine that does not exist with reciprocating engines. A given rotor and rotor housing configuration constitute a power module unit. In each module the rotor and rotor housing are identical. Engines from one rotor up to six rotors can be constructed either by simply stacking the modules or by coupling 2-rotor power module units into 4- and 6-rotor versions.

        The power output is then equal to the power of the power module unit times the number of rotors or number of power module units. The addition of each module entails adding an intermediate housing (to separate the rotor housings, provide a bearing support and accommodate cooling provisions) and lengthening the crankshaft, or by coupling 2-rotor engines together. Accessory items, such as the starter and pumps, must be re-sized to accommodate the increased engine size, but, because of this modularity, the commonality of parts between different models of engines in the same family is greater than 90%, reducing manufacturing cost and spare parts inventory.

Research and Development Contracts

         General

        The Company, from its incorporation through December 31, 1996 has derived substantially all of its revenues from the research and development contracts with the United States Government (both Military and NASA) and subcontracts with U.S. Government prime military contractors. With the extreme down-sizing of the U.S. Defense Budget Research & Development funds in the last four years, the Company had begun to direct its activities away from military and government contracts to the commercial marketplace. However, the end of the Company's government research and development contracts came earlier than the Company had anticipated and before the Company's commercial engine activities had reached a point where they are profitable. There is no new military or NASA business forecast for the 580 and 70 Series for the foreseeable future. The 40 Series remains a viable candidate for military UAV and APU research and development and production. The potential in the future for continued independent research and development and bid and proposal funds recoverable under government contracts is minimal compared to the past five years.

        The Company's contract costs under its contracts with the U.S. Government are subject to audit by the Defense contract Audit Agency ("DCAA"). A final indirect rate audit and an audit of contract costs for the years ended December 31, 1995 and December 31, 1996 have not been performed. The Company believes that any adjustment from the forthcoming 1995 and 1996 audits will not have a material affect on the Company's operations or financial position.

         United States Marine Corps

         o Advanced Assault Amphibious Vehicles Engine Subsystem

        The Company has received Research & Development funding from the United States Marine Corps ("USMC") over the last five years for a high power density stratified charge rotary engine for its Advanced Assault Amphibious Vehicle ("AAAV"). The culmination of the USMC AAAV activity in 1996 was a contract award to General Dynamics Land Systems Division ("GDLS") for the Demonstration and Validation of the USMC AAAV. The propulsion subsystem for AAAV was competitively chosen and the Company's five rotor 2600BHP engine was not selected by GDLS.

        The Company was not successful in completing the Proof of Power Test and the 100 Hour Modified NATO Test on its Model 5290 580 Series 2600BHP engine within the contract funding in 1996. Due to the lack of additional funding from the USMC, this contract activity was terminated in October 1996 and close-out of all contract items is underway and will be completed in 1997. Termination of this contract has led directly to a reduction in the number of Company employees and the Company's activity level as compared to its initial five years. No further business with the USMC on the 580 Series is forecast for the foreseeable future.

        o AAV 8.5kW Auxiliary Power Unit

        The Company received a Phase II Small Business Innovative Research Contract ($410,000) from the USMC on December 22, 1995 for the design, build, test and delivery of one 8.5kW Auxiliary Power Unit ("APU") for the command version of the USMC 7A1 Assault Amphibious Vehicle ("AAV"). The unit was built in 1996 utilizing a single rotor 40 Series rotary engine and will undergo reliability testing during the first half of 1997 at the Company's facilities in Wood-Ridge, NJ and is expected to be shipped late in the second quarter of 1997 for vehicle installation and trials. Although initial tests have been successful, there is no assurance that the APU to be delivered by the Company will successfully complete its installation trials and that production will follow.

        Lockheed Martin

        o U.S. Army JT-UAV

        The close-out of the subcontract from Lockheed Martin ("LM") for the development of the twin rotor 40 Series for the U.S. Army Hunter Unmanned Aerial Vehicle ("UAV"), which was terminated for the convenience of the Government, was completed during 1996.

        As a follow-on to the LM subcontract, the Company expects to propose that its 40 Series family of heavy fuel rotary engines be utilized as part of the military's UAV Heavy Fuel Engine Risk Reduction Program which is expected to be initiated during 1997. However, there is no assurance that the Company will be awarded one of the competitively awarded contracts by the U.S. Navy's Joint Program Office.

        United Defense Limited Partners

        The Company is a subcontractor to United Defense Limited Partners ("UDLP") for the vehicle/engine test support of the Company's twin rotor 580 Series diesel electric propulsion system installed in a USMC prototype 7A1 AAV. This program has encountered many delays and a change of sponsorship; however, the Company's contract required UDLP to pay approximately $80,000 for the support of the Company's engine in this vehicle. Vehicle testing is currently scheduled to begin late in 1997.

        National Aeronautics and Space Administration

        After many years of technology enablement research of the Company's 70 Series engine, the National Aeronautics and Space Administration ("NASA") Lewis Research Center ("LeRC") issued a Cooperative Announcement Agreement ("CAN") for the development and flight demonstration of lightweight, innovative intermittent combustion propulsion systems for General Aviation. The CAN required a fifty percent cost-sharing on the part of any team responding with a proposal. The Company was not successful in soliciting appropriate partners because of the 50% cost-sharing requirement. Due to the inability of the Company to find airframe partners who would share in the proposal activity and the inability of the Company to assume the 50% cost-share required, the Company declined to bid on the NASA LeRC CAN. The Company does not plan on any further Company investment in the General Aviation Rotary Engine for the foreseeable future.

Backlog

        The Company's backlog of government contracts as of December 31, 1995 was approximately $6.6 million, and as of December 31, 1996 was approximately $110,000. The Company's backlog consisted of the remaining activity on the 8.5kW APU contract for the USMC and the support activity due UDLP on the 580 hybrid electric drive USMC 7A1 AAV.

Commercial and Industrial Markets

        The Company believes that the rotary engines which it was developing for the military can be modified and adapted for use in a wide variety of commercial and industrial markets, including the commercial and pleasure craft marine market, the power generation, compressor, chiller and refrigeration markets and the hybrid electric vehicle market. Set forth below is a description of the various marine, commercial and industrial markets to which the Company has sold or believes, working on its own or through manufacturers, distributors, and dealers, it can successfully sell its engines. There can be no assurance that the Company will be able to sell its engines successfully into any of these markets.

        Commercial and Recreational Marine Markets - 580 Series

        The Company believes that there is a substantial market for its rotary engines in the 1000 to 3000 horsepower category, and multiples thereof, for use in ferry boats and other commercial marine craft and yachts. The Company believes that the size, weight, smoothness of operation, acceleration and diesel fuel capability of the SCORE(TM) 580 Series engine give this engine advantages in the marine environment over reciprocating engines. The Company further believes that the weight advantage of SCORE(TM) engines may result in reduced draft, improved fuel economy and higher payloads in boats using SCORE(TM) engines than in boats using reciprocating engines. The compact size advantage of the rotary engine also allows for smaller engine compartments, which may be of significance to boat designers.

        The Company delivered its first prototype twin rotor 580 Series marine diesel engine to Abejon late in 1995. Shipment of two additional prototype engines is on hold because of the financial difficulty being experienced by Abejon. The Company has received an additional order for nine (9) twin rotor and two six rotor Mark I engines from Abejon; however, these are also on hold for the same reason. A marinization design and Value Improvement Program on the 580 Series twin rotor Mark 0 engine was initiated in 1996 by funds from Abejon to reduce its cost to the commercial competitive range. The interim twin rotor engine with marinization design features, called Mark I, incorporating some value improvements, are being manufactured to meet the nine two rotor and two six rotor engine order from Abejon if they are able to take delivery. However, since delivery of these engines to Abejon is essentially on hold due to their current financial difficulties, the Company has been aggressively soliciting alternative purchasers for these engines, which are expected to be completed in time to commence initial delivery in December 1997 with the remaining engines being delivered through the first five months of 1998.

        There is no assurance that the required funds to complete the marinization, Value Improvement Program and procurement of hardware for the Mark 1 engines will be obtained to successfully complete these production orders.

         Recreational Marine Market - 65 Series Marine

        The jet-boat segment of the personal watercraft market is a new segment of the market which first appeared in 1992. Jet-boats are fast, easy to maneuver and can be operated in shallow water since they do not use propellers. Not having propellers is also a safety feature because you do not have to be concerned about the inherent danger posed by an exposed propeller to swimmers, water skiers and marine life. There has been continued jet boat market expansion, as well as growth, in power needs up to the 200HP range.

        To profit from this pleasure craft marine market the Company created a wholly-owned subsidiary called Rotary Power Marine, Inc. ("RPM") in July of 1995 and purchased the assets of Rotary Marine Industries, Inc. ("RMI") in August of 1995. RMI had been developing a marine rotary engine utilizing the Mazda RX-7 engine short block. After the acquisition of the assets of RMI, RPM began producing 65 Series rotary marine engines at the Company's Wood-Ridge, NJ plant. Two engines have been developed and will be offered to the market in 1997: a naturally aspirated engine developing 175HP and a 240HP supercharged engine with electronic fuel injection.

        In November 1995, the Company entered into a 65 Series Rotary Marine Gasoline Engine Agreement with Mazda North America (MANA) in Detroit and Mazda Motor Corporation of Hiroshima, Japan (MC) which assures the Company of a supply of rotary short blocks from Japan.

        RPM has appointed a Sales Manager working out of Florida, and has established stocking distributors to sell and service the 65 Series marine engines. RPM intends to appoint additional stocking distributors as well as to work directly with boat manufacturers.

        RPM presently offers an engine/jet pump package and a package with a Hurth reversing gearbox and plans to add additional propulsion packages, such as stern drives, during 1997.

        Industrial Markets - 65 Series

        The commercialization of stationary Natural Gas Rotary Engines ("NGRE") for use in cooling, water chillers, process and supermarket refrigeration systems, compression and hybrid electric vehicles is a primary strategic objective of the Company.

        Deregulation of the natural gas industry has increased customer energy choices and emphasizes energy cost reduction for the consumer. The Company believes that the NGRE will benefit from this trend since substituting the NGRE for electric motors in all the above applications will provide significant operating savings due to the comparatively low cost of natural gas versus electricity in many areas of the United States.

        Response to the Company's marketing effort to-date has shown that the utility industry deregulation has raised customer expectations for reduced energy costs and also that there is a need for a natural gas driven engine of smaller size, higher speed, lower weight and low vibration to drive rotary devices such as screw compressors.

        The unique characteristics of the NGRE will allow the Company to successfully compete in commercial and industrial market sectors for air conditioning, refrigeration, plant air compression systems, natural gas well-head gas gathering, pumping and hybrid electric vehicles.

        In addition to the cost motives, the failure of many large metropolitan areas to meet national standards established by the Clean Air Act amendments of 1990 for nitrous oxides and other pollutants, coupled with a growing dependence on foreign oil, has stimulated a national interest by government and utilities in natural gas as a fuel. In addition, many electric utilities are attempting to reduce seasonal peak demand by convincing their industrial and residential customers to install systems which use engines fueled by natural gas rather than electric motors.

        Further, the Company, through the assistance of the American Gas Association ("AGA") and the American Gas Cooling Center ("AGCC"), should benefit from participating in the future electric "wheeling" and "natural gas transport" programs being put in place throughout the country fostered by deregulation of the utility infrastructure in the United States.

        The Company signed a Product Development Agreement with MANA and MC in December 1993 which provided that MANA and MC will cooperate with the Company in the product development, testing and demonstration of special Mazda rotary engines which were modified for natural gas and strengthened for long life. Natural gas short blocks purchased from MC under the Development Agreement were accessorized by the Company and the engines were undergoing endurance testing at the Company's facilities in New Jersey. The Company completed the fundamental development of the 65 Series Natural Gas Rotary Engine ("NGRE") in 1996 and requested a Production Agreement from MC and MANA.

        MC and MANA and the Company negotiated an exclusive formal agreement with respect to the production and sale of the NGRE engines in North America late in 1996. This agreement, signed by the Company and MANA, is awaiting signature by MC in the second quarter of 1997.

        The Mazda modified natural gas engine is being exclusively marketed by the Company as the RPI 65 Series natural gas rotary engine.

        During 1995 and 1996, the Company focused on the 65 Series twin rotor 80 horsepower NGRE and invested heavily in performance and durability testing. In 1996, the Company completed a 11,000 hour endurance test on a 45kW generator set powered by a twin rotor 65 Series NGRE. Disassembly and inspection did not reveal any damaged or excessive wear components. The engine was reassembled for further endurance testing to the 20,000 hour mark in the future. Nine thousand and five hundred (9,500) hours of dynamometer and development testing was accomplished through 1996 resulting in the confidence to test market the 65 Series NGRE product. This dynamometer testing will continue through the 20,000 hour mark which is the life expectancy required in the commercial market.

        The Company has entered into an exclusive Teaming Agreement for supermarket refrigeration systems with Hussmann, a division of Whitman Corporation, a major supplier of supermarket refrigeration units in the U.S.

        Hussmann has placed refrigeration units in supermarkets of major chains (Big Y and A&P) to demonstrate reliability and reduced energy costs. The Big Y installation was the Company's initial supermarket testing in 1995 and 1996 wherein installation problems were defined and resolved. The A&P installation in May of 1996 proved extremely successful with resolution of durable exhaust system treatment. The A&P installation accumulated approximately 1,850 hours operating during daily peak demand time from June to November 1996 until winter close-down, demonstrating 97% overall reliability of starting up and operating seventeen hours a day for five days each week, plus successfully sustained operation of the frozen food cases during a power black-out on September 19, 1996. This ability to preserve frozen foods during a power black-out is a major advantage, enabling supermarket operators to sell frozen product during emergency situations. The unit at Big Y has a total running time to-date of approximately 2,200 hours.

        The Company made its initial commercial sales into the supermarket refrigeration market in the second half of 1995 and has developed sales goals with Hussmann for the four years of the exclusive team selling agreement, which goals reach 600 units in the final year of the agreement.

        There can be no assurance that the Company will be successful with its NGREs in the commercial and industrial markets in North America. However the supermarket and commercial refrigeration industry and natural gas utility acceptance to date has exceeded expectations.

        Hussmann received a contract from the Gas Research Institute (GRI) to place hybrid refrigeration systems in six (6) supermarket stores across the U.S. for extensive testing under operating conditions of the Company's 65 Series NGRE. The Company received a subcontract from Hussmann to supply sixteen 65 Series NGREs and conduct various tests for definition of heat rejection, heat recovery and emissions from the 65 Series. In addition, it is expected that twenty five (25) units will also be placed with the assistance of the AGA and AGCC by various natural gas utilities throughout the country to familiarize the principal supermarket chains with the NGRE and screw compressor combination and to evaluate the system under various regional conditions. Each store will require two (2) or three (3) 65 Series natural gas engines.

        The supermarket sector currently consumes approximately 4% of the total electric power production of the U.S. and the AGCC is supportive of the Company's activities to utilize natural gas to drive engines in the 31,000 supermarkets in the U.S.

        Systems similar to the units in operation supplying supermarket refrigeration have been proposed to customers for food processing operations, air conditioning and air compression. In these industrial processing operations, the engine supplies heat in the form of steam or hot water along with process refrigeration or compressed air. In 1996, three additional 65 Series NGREs have been sold for supermarket refrigeration and one for supermarket air conditioning. These demonstration units will be operational in 1997.

        A new marketing effort has focused selling gas engine driven screw compression equipment to companies servicing old, low pressure natural gas wells. There are many old natural gas wells with low pressure which are not productive. The current equipment in place is expensive to upgrade and the option of lightweight, compact rotary engine driven screw compressors which can be easily transported to the site and installed is very attractive to well operators seeking to get the maximum natural gas out of their fields. Because the compressors are smooth and vibration-free, no foundations are required. While there is no guarantee that this market will develop as expected, preliminary indications are that there will be a significant demand for these types of units in the gas well servicing industry.

        Vehicular Markets

        Due to air quality regulations, as well as the national energy policy favoring the use of alternative fuels in federal fleets and in commercial light truck and bus fleets, the Company believes that a large potential market exists for the use of propane and natural gas rotary engines in fleet vehicles and school buses.

        The Company believes that its rotary engines will be attractive to this market.

        The Company intends to develop and market propane and natural gas versions of its natural gas rotary engines for sale to the fleet vehicle and school bus market. A June 1991 Gas Research Institute survey indicated that the current installed school bus market is 500,000 buses.

        The Company also believes that a significant market for its rotary engines exists in connection with the production of hybrid electric vehicles, which use a combination of electric storage and internal combustion engines for propulsion. Compared to vehicles that can operate only with liquid fuels, hybrid electric vehicles can be extremely efficient on-road energy converters, resulting in higher mileage performance, as well as lower emissions. Unlike vehicles that can operate only with battery-stored power, hybrid electric vehicles offer a significantly extended range, which the company believes should result in increased consumer acceptance.

        In 1995 the Company initiated sales of NGRE's to this market for test versions of hybrid powered bus and light trucks. These vehicles use NGRE's combined with compact generators and batteries (both traditional and new technologies) for a hybrid propulsion system.

        A hybrid electric city bus, developed under a Department of Energy contract, utilizing two 65 Series rotary engines driving compact permanent magnet generators were installed in a bus and initiallysuccessfully tested in 1996. The bus is operated by batteries driving DC motors in the wheels. The bus uses two compact rotary engines, located in the bus motor compartment to recharge these batteries, drive the bus accessory systems and provide heating.

        There can be no assurance that the Company will be successful with its NGREs in the hybrid electric vehicle market; however, tests to-date are viewed as very positive in the industry.

Military Markets

        In looking at the potential of the Company's SCORETM products in defense in view of the significant down-turn in the military budgets, there are a few prospects for engine/propulsion systems having the power density and multi-fuel capability advantages of the Company's SCORETM. Near term potential programs and applications are discussed below; however, there are no assurances that any of these will receive Government funding. The Company, both by intention and due to adverse circumstances, has in 1996 significantly reduced its reliance on military/government R&D programs in its move towards commercial business in the future.

        Unmanned Aerial Vehicles

        The Company believes that a potential market exists for use of its 40 Series engines in Unmanned Aerial Vehicles ("UAVs") utilized by the Armed Forces. Unmanned Aerial Vehicle systems greatly improve the quality and timeliness of battlefield information while reducing the risk of capture or loss of personnel, thus allowing faster and more informed decision-making by battlefield commanders. The Company believes that the U.S. Government will increase its funding for development and procurement of UAV systems over the next few years, even as funding for manned weapon systems is being decreased.

        Commercial opportunities for UAV technology include crop- spraying, package delivery, atmosphere sampling, communications relay, border patrols, aerial photography and scouting for forest fires.

        The Company believes that its 40 Series heavy-fueled rotary engine is the only heavy-fueled engine currently in advanced development that can deliver between 50 and 60HP per rotor within the weight, size and specific fuel consumption requirements of the military UAV market. As discussed earlier, the Company won the Heavy Fuel Engine subcontract for the TRW/IAI Hunter UAV from Lockheed Martin in November 1994, which subcontract was terminated for the convenience of Lockheed Martin, TRW/IAI and the U.S. Army on August 4, 1995. The entire Hunter UAV program was terminated for the convenience of the Government early in 1996. Its replacement will be the Tactical UAV (formerly Short Range Maneuver UAV). The Company is in pursuit of the Heavy Fuel Engine development for this Tactical UAV to be used by the United States Army and United States Navy. A request for a proposal for a family of heavy fuel engines for military Outrider (Tactical) and Predator UAV is anticipated in the second quarter of 1997 to which the Company will respond either alone or preferably with a partner who will greatly strengthen the Company's offer. There is no assurance that the Company will be awarded a Heavy Fuel Engine contract for its 40 Series multi-fuel rotary engine or that it will find an appropriate partner.

        Auxiliary Power Units

        The AAV APU contract with the USMC and the electric drive Assault Amphibious Vehicle contract with UDLP referenced in the Research and Development section of this report are examples of the potential for the Company's heavy fuel engines in military APU and power generation applications. With developmental success resulting in production for either of these contract efforts other similar military opportunities will arise. The Company's Teaming Agreement with Teledyne Vehicle Systems, now owned by GDLS, provides further opportunities for pursuit of military business; however, there is no assurance that any new business will be acquired as a result of this alliance.

Regulation

        Product Regulation - Government

        The demand for some of the Company's products is affected by various federal, state and local energy and environmental laws and regulations. All of these laws and regulations are subject to revocation or amendment, and the Company cannot predict what effect revocation or amendment may have on the Company's sales, business or operations.

        The natural gas engines which the Company is developing and has under demonstrations will be subject to various provisions of recent amendments to the Clean Air Act, as well as energy and environmental legislation enacted at state and local levels which may be more stringent than federal laws. The 1990 amendments to the Clean Air Act mandate that entities owning or operating a fleet (defined as 10 or more cars, trucks and/or buses) in certain pollution non-attainment areas purchase a percentage of clean fuel vehicles. The percentage of each fleet that must be powered by clean fuel increases from 1998 to 2000, with 70% of new cars and light trucks and 50% of heavy trucks required to be clean fuel vehicles by the year 2000.

        Moreover, although regulatory standards have been imposed only in connection with on-highway (i.e., truck and bus) vehicles, the United States Environmental Protection Agency, in accordance with the 1990 Clean Air Act amendments, has proposed regulations for engines in non-road equipment and vehicles of 50 horsepower or higher, including agricultural and construction vehicles with full implementation expected in 2000. Initial regulations for marine engines are also expected in 1998. In addition, in early 1992, the California Air Resources Board finalized regulations for certain off-highway equipment and vehicles using engines rated at 175 horsepower or greater that began in 1996.

        Like all electric power-generating and other fossil fuel- burning systems, the generators, chillers and cogeneration products that the Company is selling for demonstration and proposes to demonstrate and sell must comply with federal, state and local environmental laws and regulations. Regulation of products such as those to be sold by the Company is conducted primarily at the state and local levels, where standards can vary. In particular, applicable environmental standards in California are stricter than comparable federal guidelines. The Company believes that its natural gas engines comply with applicable federal and state environmental standards, including those currently in effect in California, though the Company cannot predict whether its products will comply with all environmental standards promulgated in the future. The Company does not believe that the costs and effects of complying with environmental laws relating to the Company's business will have a material adverse effect on the Company's business or operations.

        Natural gas is one of the many alternative fuels which are addressed by these new laws and regulations. Others include methanol, ethanol, liquefied petroleum gas, hydrogen, electricity and reformulated gasoline. Although the Company believes that natural gas will become a preferred alternative fuel for vehicles, there can be no assurance of this or that existing and future laws or regulations or their enforcement will create material long-term demand for natural gas-powered vehicles.

        Product Regulation - Marine Industry Regulations

        Marine engines are required to comply with certain regulations promulgated by the U.S. Coast Guard. The Company's 65 Series engines have been reconfigured to comply with these regulations and the 580 Series marine engines are being designed and produced to comply with U.S. Coast Guard regulations.

        Environmental Regulation

        The Company operates its facility in compliance with Federal, New Jersey, and local environmental laws and regulations. Provisions in the Company's lease with Curtiss-Wright Corporation hold the Company harmless from fines, suits, procedures, claims and/or actions associated with environmental hazards or clean-ups arising from or resulting from prior or subsequent use of the premises by Curtiss-Wright or others for whom the Company is not responsible.

        The discharge of pollutants to the waters of the State of New Jersey is controlled and restricted by the New Jersey Department of Environmental Protection ("NJDEP") in accordance with applicable laws and regulations. The Company uses clean, non-contact water in a closed loop system for cooling engines and test equipment. The cooling water is analyzed and treated monthly. Discharge is for emergency only. Since the Company has never discharged water during its operation, the NJDEP determined that as of March 21, 1995, the Company is no longer required to submit monthly discharge monitor reports.

        Outdoor noise levels resulting from operations are in accordance with the town of Wood-Ridge Ordinance.

        The Company has NJDEP stack permits for control apparatus and equipment.

        The Company has no underground storage tanks. Short term fuel and fuel oil storage is contained in above ground tanks surrounded by containment walls. The Company has a Spill Prevention Control & Countermeasures Plan, as required by federal regulations.

        The Company has filed a Notification of Hazardous Waste Activity in compliance with the Resource Conservation and Recovery Act. Transportation and disposal of hazardous waste is handled by Safety Kleen Corporation in accordance with applicable federal and State of New Jersey regulations. The Company maintains a transport manifest of all hazardous waste removal from the facility.

Manufacturing and Assembly

        The Company has sufficient capital equipment and manufacturing space available to support its current operations. The Company is currently manufacturing prototype quantities of the 40 and 580 Series engines. The power sections of these engines, which have the most critical tolerances, utilize proprietary manufacturing processes and account for one half the cost of the engines, are completely manufactured by the Company. The Company's manufacturing equipment has modern computer numerical controls ("CNC"). CNC machine programs can be created through the use of the Company's computer aided design and manufacturing system.

        The Company purchases many of the components used in its rotary engines and completely assembles each engine at its facilities. The Company's assembly area is equipped with benches and fixtures for sub-assembly, and power torque systems and assembly carts for final engine assembly.

        The Company believes that virtually all of the parts necessary to manufacture its engines, such as rotors, crankshafts, castings, and forgings, are readily available from a variety of vendors in the United States and Canada.

        The Company is producing 65 Series Industrial and Marine engines on two separate lines. These engines are natural gas and gasoline powered respectively. For these products, the Company purchases short blocks from MC, under a production agreement for marine short blocks valid through September, 1997 with an automatic yearly renewal provision. As discussed earlier, the Company has negotiated a Production Agreement for natural gas short blocks, currently signed by the Company and MANA which awaits MC signature early in the second quarter of 1997.

        The Company believes it has the facilities, equipment, and tooling necessary to meet its manufacturing needs for at least the next twelve months.

        The Company's Quality Assurance Program currently meets MIL-I-45208A. Constant temperature is maintained in the machining and inspection centers to maintain required machining and inspection tolerance levels. The Company has eight (8) fully instrumented test cells for development and production engine testing which provide the capability of testing engines from 10 to 3,350 horsepower.

Sales and Service

        The Company has extensive experience pursuing, negotiating and consummating U.S. Government and other development contracts. The Company has increased its sales marketing staff as its business has expanded into commercial marine and industrial markets. The Company believes that it has an experienced Sales and Marketing Department for the sale of its engines into the industrial market and has experienced sales and service personnel for coordination with its distributor and dealer networks in the marketing and servicing of its 65 Series gasoline marine engines. In addition, it has established dealers on both the East and West Coasts of the United States and in Europe for the sale and service of these engines. The Company believes that it can adequately provide support to its distributors, dealers, customers and field personnel from its Wood-Ridge, New Jersey facility and from its marine sales and applications center in Spokane, Washington.

Patents

        The Company believes that it owns or has licensed and has patent protection for certain elements of the technology necessary to develop and produce its rotary engines. The Company owns a total of approximately 29 patents or patent applications covering the design, materials, and manufacture of its rotary engines. Of this number, approximately 25 patents have been granted and are in force in the United States. At the current time, four new patent disclosures are being prepared for filing for U.S. patents. These patents seek to give the Company exclusive rights to the concepts used in the SCORETM engine combustion system and certain areas of the design and materials used in the sealing elements and in other critical technology areas. These patents cover not only the design currently used in the engines, but also those concepts which have been identified for future research and development. A portion of the patents and intellectual property of the Company is subject to the rights of the U.S. Government for military uses.

        The Company does not consider any one of its patents or any related group of its patents to be of such importance that their expiration, termination or invalidity would materially affect the Company's business. There can be no assurance that the issued patents or the licensed rights of the Company will fully, or even partially, protect the Company's technology from competitors' approaches, or that new patent applications will be allowed.

Competition

        The Company's success depends upon its ability to maintain a competitive position in the development and commercialization of its rotary engine technology in relation to other existing and emerging technologies and upon its ability to displace current four-stroke and two-stroke reciprocating engines and turbines, all of which have an established and dominant position in the field. The Company expects competition from automobile engine manufacturers and other engine manufacturing firms specializing in the development of both diesel and gasoline reciprocating engines.

        In addition, the Company may face competition from engineering firms developing small turbines for sale to industry. These companies have substantially greater resources for research, development and manufacturing than the Company. Despite the fact that the Company has developed and patented its rotary engine technology, it is possible that the Company's competitors may succeed in developing technologies and products that are more effective or commercially acceptable than those developed by the Company.

Employees

        As of December 31, 1996, the Company had 12 full-time employees. Of these full-time employees, all 12 were engineers, management and other professionals. The Company laid off 8 employees in October 1996, 24 in November 1996 and 2 in December 1996 in order to reduce its cash outflow after Hydro Lance, an affiliate of Abejon, defaulted on its $1,000,000 principal plus interest repayment due on September 30, 1996 and the Company's main military contract with the USMC was scheduled to be terminated. The Company re-called 12 employees in January and February 1997, bringing the total number of full-time employees as at March 15, 1997 to 24. As at March 15, 1997, the Company also had 7 part-time employees. Until the last quarter of 1996, the Company had been able to attract and retain the engineers, professionals and other personnel required by its business. Due to the financial difficulties encountered by the Company since October 1996, it may be more difficult to recruit and retain employees in the future. None of the Company's employees is represented by a labor union and the Company considers relations with its employees, inspite of the necessity to lay-off 34 employees in the last quarter of 1996, to be good.

PART I
ITEM 2.   DESCRIPTION OF PROPERTY

Property

        The Company leased 127,640 square feet of space from Curtiss- Wright at an average annual lease expense of $500,000 per year on a three-year lease ending December 31, 1994. The Company exercised a three-year renewal option extending the lease term to December 31, 1997 at an average annual lease expense of $575,000. The facility is located at 1 Passaic Avenue, Wood-Ridge, New Jersey 07075. As of December 31, 1996, the Company subleased approximately 26,000 square feet of its factory space pursuant to a sublease agreement which terminates on December 31, 1997. Such sublease may be terminated with 120 days' notice after the first year. The sub-lessee pays annualized rent of $140,350 per year. Approximately 54,000 square feet at the facility are used by the Company for manufacturing and assembly. Twelve fully instrumented engine test cells, with the capability of testing engines from 10 to 3,350 horsepower, occupy a further 20,000 square feet. The balance of the facility includes offices for design, development engineering, marketing, and administration. Due to the Company's financial problems in the last quarter of 1996, the Company is in default on its lease obligations as of March 15, 1997. Although the Company expects to be able to settle its default and negotiate a new lease for reduced space and lease cost with Curtiss-Wright, there can be no assurance that the Company will be able to do so.

PART I
ITEM 3.   LEGAL PROCEEDINGS

        The Company is not a party to, and the Company's property is not the subject of, any material pending legal proceedings, nor, to the Company's knowledge is any material legal proceeding threatened.

PART I
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Shareholders held on June 10, 1996, the following members were elected to the Board of Directors:

        Warren D. Bagatelle         Robert L. Osborn
        James M. Beggs              Michael C. Stewart
        Ken Brody                   Richard M.H. Thompson
        William T. Figart           Dr. James P. Wade

        The vote for each director was 4,090,032 votes For, 29,002 votes Against and zero votes Abstained.

        At such Annual Meeting of Shareholders, Coopers & Lybrand L.L.P. was ratified as the Company's auditors for the fiscal year ending December 31, 1995. The vote was 4,089,284 votes For, 23,200 votes Against and 6,550 votes Abstained. On March 6, 1997, the Company, pursuant to a unanimous decision by its Board of Directors, dismissed Coopers and Lybrand ("Coopers") as its independent accountants for the fiscal year ending December 31, 1996 and appointed Demetrius & Company L.L.C. of Wayne, NJ to take their place. The reason for the dismissal was that the Company and Coopers could not come to an agreement with regard to the fees to be paid to Coopers. There was no other point of disagreement between the Company and Coopers.

        As of September 1, 1996, Michael C. Stewart resigned as a Director of the Company.

        As of the close of business on January 30, 1997 and after the unanimous approval by the Board of Directors of the Plan and Agreement of Merger between the Company and ICSC, Messrs. Warren D. Bagatelle, James P. Wade and James M. Beggs resigned as Directors of the Company.

Part II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock ("Common Stock"), par value $.01, has been publicly traded since February 9, 1994. The Common Stock was traded in the over-the-counter market on the National Association of Securities Automated Quotation System (NASDAQ) Small Capitalization Issues under the symbol RPII and on the Pacific Stock Exchange (PSE) under the symbol RPX until December 14, 1996 in the case of NASDAQ and December 4, 1996 in the case of the PSE. The common stock of the Company was deleted from NASDAQ on December 19, 1996 and was suspended from the PSE on December 4, 1996. Since December 19, 1996 it has traded on the Over The Counter Bulletin Board ("OTCBB").

        There was no public market for the Company's Common Stock prior to February 9, 1994.

        The following table sets forth for the year 1996 only the high, low and closing prices, representing actual transactions, for each period as reported in the NASDAQ Summary of Activity for each month through December 19, 1996 and as reported by NASDAQ for the OTCBB for the period from December 19, 1996 through December 31, 1996.

        The table also sets forth for the years 1994 and 1995 the range of high and low bid and ask prices of the Common Stock on the NASDAQ for the fiscal quarters indicated, as reported by NASDAQ. All these over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                    High            Low            Close
                                    ----            ---            -----
COMMON STOCK
------------
Year Ended 12/31/96
-------------------
First Quarter                       3 15/16         2 1/8          2 1/4
Second Quarter                      3 11/16         2              2 7/8
Third Quarter                       3               3/4            7/8
Fourth Quarter*                     1               0.09375        0.21875

                                        BID                          ASK
                                ------------------           ------------------
                                HIGH           LOW           HIGH           LOW
                                ------------------           ------------------
Year Ended 12/31/95
-------------------
First Quarter                   8 5/8        5 3/4           8            6 1/4
Second Quarter                  9 5/16       4 7/8           9 7/16       5 1/16
Third Quarter                   7 1/4        5 1/8           7 1/2        5 3/8
Fourth Quarter                  5 7/8        2               6 1/8        2 3/8

Year Ended 12/31/94
-------------------
First Quarter                   8            4 1/4           8 1/2        4 7/16
Second Quarter                  5 7/16       3 1/4           5 11/16      3 5/8
Third Quarter                   7            4 5/8           7 1/4        4 3/4
Fourth Quarter                  9            6 1/4           9 5/16       6 1/2

* The common stock of the Company was deleted from NASDAQ on December 19, 1996. Since that date, it has traded on the OTCBB.

        The Company has never paid any dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Board of Directors of the Company currently anticipates retaining any available earnings for the growth and expansion of the Company's business. The declaration and payment of future cash dividends, if any, generally would depend upon the Company's earnings, financial condition, results of operations, current and anticipated capital requirements, plans for expansion, if any, future prospects, restrictions under then existing credit and other debt instruments and arrangements and other factors deemed relevant by the Board of Directors.

        On March 15, 1997, there were approximately 900 common stockholders of record.

PART II
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS

General Overview

        On December 31, 1991, the Company acquired substantially all of the fixed assets, patents, know-how and technology and other tangible and intangible assets of the Rotary Engine Division (the "Division") of John Deere Technologies International, Inc. ("JDTI"). The purchase price was $9.3 million consisting of $4.2 million of cash and notes, which have been paid, and a non-interest bearing deferred acquisition obligation of $5.1 million payable over thirteen years. JDTI and Deere & Company retained all liabilities, including potential liability for claims resulting from JDTI's contract performance for the U.S. Government.

        The Company and its wholly-owned subsidiary, Rotary Power Marine, Inc. ("RPMI") are engaged in the research, development, demonstration and production of rotary engines capable of operating on a variety of liquid fuels and natural gas. The Company's strategic thrust has always been to manufacture and sell its engines into world-wide commercial engine markets. However, due to the termination in 1996 of the great majority of its research and development contracts with the United States Government, the Company has had to accelerate this plan, and, without revenue from the the U.S. Government contracts, the Company has to obtain additional financing to carry it out. The Company's commercialization efforts are initially focusing on natural gas rotary engines for industrial markets and liquid fuel engines for the commercial and recreational marine markets.

         From its inception in 1992 through the end of 1996, the Company has earned substantially all of its revenues from contracts or subcontracts with the U.S. Government. The U.S. Government contracts were generally multi-year, cost reimbursement plus fee contracts. The Company reasonably expected the continuation of these contracts but due to the U.S. Government's reduction in defense expenditures, and especially of research and development expenditures, over the last few years, it has been unable to obtain new and continuing contracts. In particular, the Company's contract with the United States Marine Corps ("USMC") ended in 1996, and it does not expect any new contracts for its 580 Series engine from the USMC. The Company expects to continue to pursue research and development contracts from the U.S. Government for its 40 Series engine. The Company's failure to obtain new and continuing contracts in 1996 has had an adverse effect upon the Company.

        In 1995, the Company established RPM, a wholly-owned subsidiary, which acquired certain assets of Rotary Marine Industries, Inc. (RMI) for approximately $165,000 and a royalty on future 65 Series rotary marine engine sales. RPM produces rotary engines for commercial and recreational marine markets. RPM's primary customers consist of builders of commercial and recreational boats as well as distributors of engines, who sell to a diverse customer base.

        Pursuant to the purchase agreement with JDTI, the Company has an obligation to pay JDTI earned deferred payments for applicable rotary engines sold. The deferred payments are 3.0% of the first $100 million of engine sales, 2.5% of the next $100 million, 1.5% of the next $100 million and 0.5% of all applicable rotary engine sales thereafter. These earned deferred payments are reduced by the amount of the deferred obligations of $5.1 million discussed above.

        In addition, pursuant to the Company's licensing agreement with Wankel GmbH (the "Wankel Licensing Agreement"), the Company had an obligation to pay Wankel GmbH royalty fees for all small rotary engines up to and including 650 cubic centimeters per rotor sold by the Company. However, the Company advised Wankel GmbH on January 10, 1996 that due to Wankel GmbH's failure to deliver the know-how required to be supplied under the provisions of the Wankel Licensing Agreement, the Company was terminating the Wankel Licensing Agreement, effective immediately, and withholding the minimum royalty payment due to Wankel GmbH on January 31, 1996. On September 19, 1996, Wankel wrote to the Company, and while protesting the manner in which the Company had terminated the agreement, agreed to termination by mutual consent.

Business Environment

        The defense industry has downsized and the U.S. defense budget has shrunk as the threat of large scale conflict between superpowers has diminished. In 1996 the Company finished the last of its major contracts with the USMC and, with the possible exception of future contracts with the 40 Series engine, the Company does not expect major research and development contracts from the U.S. Government in the future. Although the Company had always had as its strategic goal the manufacture and sale of its rotary engines into the commercial marketplace, the end of the Company's military contracts came earlier than it had anticipated and before the commercial engine activities had reached a point where they were profitable.

        However, the Company has always believed there are significant commercial markets for the Company's small and lightweight rotary engines operating with reduced emissions. Such potential markets include the natural gas industrial market (chillers, compressors, generators, and refrigeration units), the hybrid electric vehicle market and the commercial and recreational marine market. During 1994 and 1995, the Company accelerated the product development of natural gas rotary engines, in particular, the twin rotor 65 Series rotary engine for the commercial and industrial markets. Also in 1995, through RPM, the Company purchased the assets of RMI and began producing and selling 65 Series rotary marine engines into the recreational marine market. In addition, in 1995, the Company received and delivered its first commercial order for a 580 Series rotary marine engine. Early in 1996, the Company received an order from Abejon Rotary Power Corporation ("Abejon") for nine twin rotor and two six rotor 580 Series rotary marine engines, but due to the financial difficulties of Abejon in 1996 which resulted in the default of Abejon's affiliated company, Hydro Lance, on its loan from the Company, it does not currently expect Abejon to be able to take delivery of these engines. However, the Company is actively seeking alternative customers for these engines.

Results of Operations

Twelve months ended December 31, 1996 vs Twelve months ended
December 31, 1995

        Revenue for 1996 decreased 37%, or $3,339,000, to $5,768,000 compared to $9,107,000 in 1995. The decrease in revenue was due to a decline in all the Company's research and development contracts with the U.S. Government, including, in particular, a decline of $211,000 in the company's principal contract received in December 1994 from the USMC to design, test and deliver a five-rotor 580 Series engine at a 2600HP rating; and decreased revenue of $2,660,000 from a contract awarded in November 1994 by Lockheed Martin for development and delivery of 40 Series turbocharged engines for the U.S. Army's Joint Tactical Unmanned Aerial Vehicle (JT-UAV) Hunter aircraft. This contract was terminated for the convenience of the Government as of August 4, 1995. On March 1, 1996, the Company and Lockheed Martin entered into a termination settlement agreement relating to the JT-UAV contract pursuant to which the Company received payment of the settlement amount less amounts previously paid to the Company. Applicable write-off of receivables were taken in the 1995 period. Other declines in contract revenue were $793,000 in the Basic USMC 580 Series contract, $159,000 in a 40 Series Dual-Use APU contract with Martin Marietta and decreased revenue of $88,000 from other small contract activity. The decreases in revenue discussed above were offset by increased revenue of $90,000 from a small NASA contract; $308,000 on a new contract to build and demonstrate an 8.5kW APU powered by the 40 Series engine for the command version of the USMC AAV and $39,000 from two other small contracts. In addition to the above, as a result of the Company's commercialization efforts, the Company realized increased commercial revenues in 1996 in the amount of $539,000 from the sale of its 65 Series natural gas and marine engines.

        Cost of revenue decreased 1%, or $42,000 in 1996 as compared to 1995. This reduction resulted from a decrease in costs on government programs due to the substantial reduction in government revenues from 1995 to 1996 offset by an increase of approximately $785,000 related to the costs of the pre-production 580 Series commercial marine engine and $788,000 due to the increased pre-production costs on the commercial 65 Series engines.

        General and administrative expenses decreased 10% or $259,000, from $2,614,000 in 1995 to $2,355,000 in 1996. The decrease is primarily due to (i) lower salaries and benefits in 1996 of $178,000, (ii) a $30,000 decrease in legal costs incurred in 1996, (iii) the elimination of royalty expense associated with the Wankel GmbH License Agreement of $105,000, (iv) reduced expenses associated with consultants of $60,000, and (v) reduced travel and other expenses of $26,000. These decreases were offset by increases in expenses of $178,000 to support the Company's Rotary Power Marine, Inc. subsidiary.

        Research and development expenses decreased 17%, or $340,000, from $2,006,000 in 1995 to $1,666,000 in 1996. This decrease was due to a reduction in most of the Company's independent research and development projects: the development of 65 Series engines running on natural gas for industrial purposes; the development of the 580 Series natural gas engine; the finalization of the design of the 65 Series marine engine and all 40 Series engine applications and costs associated with NASA and other aviation engine related proposals. These reductions in research and development expenditures were offset by an increase of $686,000 in the development, marinization and value improvement program on the 580 Series commercial marine engine.

        Loss from operations increased 170% from a $1,586,000 loss in 1995 to a $4,284,000 loss in 1996. This increase in the Company's loss from operations was as a result of sharply lower revenues and a gross margin loss offset by only small reductions in general and administrative and research and development expenditures. The gross margin loss was due primarily to the loss on the pre-production 65 Series and 580 Series pre-production engines.

        Interest expense remained approximately the same in 1996 as in 1995 ($998,000 in 1996 and $1,001,000 in 1995). The 1996 amount included approximately $724,000 interest paid on the Company's 1992 bond financing with the New Jersey Economic Development Authority ("NJEDA") and $274,000 of interest on the deferred acquisition obligation owed to JDTI. The interest expense for the 1995 period included approximately $737,000 of interest paid on the NJEDA bond financing and $263,000 of interest on the deferred debt obligation owed to JDTI.

        Interest income was higher in 1996 by 5% or $19,000 due primarily to interest from the Hydro Lance loan and a small increase in interest earned from certain obligations issued by the Financing Corporation, a mixed ownership government corporation chartered by the Federal Home Loan Bank and Board (the "FICO Strips"), which serve as collaterial for the NJEDA bonds. Interest income in 1996 was offset by a reduction in the interest income from investing the remainder of the net proceeds of the Company's initial public offering of Common Stock. Other Net Expense decreased by $33,000 from $92,000 in 1995 to $59,000 in 1996. This decrease is due to a lower loss on disposal of fixed assets of $61,000 in 1996 as compared to $163,000 in 1995, which was offset by a realized gain in 1995 of $68,000 on the sale of Securities Available for Sale.

        As a result of the above, net loss increased from $2,326,171 in 1995 to $4,970,054 in 1996.

Twelve months ended December 31, 1995 vs Twelve months ended
December 31, 1994

        Revenue for 1995 increased 17%, or $1,298,000, to $9,107,000 compared to $7,809,000 in 1994. The increase in revenue was due to a number of factors including increased revenue of $4,367,000 from a contract received in December 1994 from the United States Marine Corps (USMC) to design, test and deliver a five-rotor 580 Series engine at a 2600 HP rating and increased revenue of $1,119,000 from a contract awarded in November 1994 by Lockheed Martin for development and delivery of 40 Series turbocharged engines for the U.S. Army's Joint Tactical Unmanned Aerial Vehicle (JT-UAV) Hunter aircraft. This contract was terminated for the convenience of the Government as of August 4, 1995. On March 1, 1996, the Company and Lockheed Martin entered into a termination settlement agreement relating to the JT-UAV contract pursuant to which the Company received payment of the settlement amount less amounts previously paid to the Company. Applicable write-off of receivables were taken in the 1995 period. The increases in revenue discussed above were offset by (i) decreased revenue of $2,827,000 from the planned reduction in activity related to the Company's original 580 Series engine development under a USMC contract, (ii) decreased revenue of $1,462,000 from the Company's contract with the National Aeronautics and Space Administration which was fundamentally completed by the end of 1994, (iii) decreased revenue of $66,000 from the sale of 40 Series engines and (iv) decreased revenue of $50,000 from other small contract activity. In addition to the above, as a result of the Company's commercialization efforts, the Company realized commercial revenues for the first time in 1995 in the amount of $217,000.

        Cost of revenue increased 2%, or $118,000 in 1995 as compared to 1994. This increase comprises an increase of approximately $1,000,000 related to the higher revenue in the 1995 period as compared to the 1994 period, which increase was offset by lower costs of approximately $872,000, of which $823,000 was associated with expected losses incurred in 1994 related to the pre-production costs of 40 Series engines.

        General and administrative expenses increased 6% or $148,000, from $2,466,000 in 1994 to $2,614,000 in 1995. The increase is primarily due to (i) higher salaries and benefits in 1995 of $75,000 and (ii) a $19,000 increase in legal, auditing and other costs incurred in 1995 associated with an increased level of required activities as a public company. These increases were offset by reduced expenses associated with consultants of $30,000 and reduced travel expenses of $13,000. In addition, in 1995, the Company acquired the assets of RMI and retained two previous employees of RMI which, in conjunction with other expenses, added $97,000 to the Company's general and administrative expenses.

        Research and development expenses increased 36%, or $530,000, from $1,476,000 in 1994 to $2,006,000 in 1995. This increase was due to several factors including (i) increased efforts associated with independent research and development projects for the development of 65 Series engines running on natural gas for industrial purposes; for 580 Series natural gas engine development; for finalizing the design, bill of material and start-up of the 65 Series marine engine production; and for preparing proposals for the 580 Series engine for the advanced amphibious assault vehicle and (ii) decreased activity for projects associated with the Company's Technology Reinvestment Program contribution; UAV and other 40 Series engine applications; and NASA and other aviation engine related proposals.

        Loss from operations decreased 24% from a $2,088,000 loss in 1994 to a $1,586,000 loss in 1995. This decrease resulted from the higher margins due to the increased revenues offset by the higher general and administrative and research and development expenses noted above.

        Interest expense decreased 2% from $1,024,000 in 1994 to $1,001,000 in 1995. The 1995 amount included approximately $737,000 interest paid on the Company's 1992 bond financing with the New Jersey Economic Development Authority ("NJEDA") and $263,000 of interest on the deferred acquisition obligation owed to JDTI. The interest expense for the 1994 period included approximately $750,000 of interest paid on the NJEDA bond financing, $252,000 of interest on the deferred debt obligation owed to JDTI and $10,000 of interest related to an accounts receivable credit line.

        Interest income was lower in 1995 by 3% or $12,000 due primarily to a small decrease in interest earned from investing the remainder of the net proceeds of the Company's initial public offering of Common Stock. Other net expense increased by $70,000 from $22,000 in 1994 to $92,000 in 1995. This increase is due to a higher loss on disposal of fixed assets of $163,000 in 1995 as compared to $22,000 in 1994, which was offset by a realized gain in 1995 of $68,000 on the sale of securities available for sale.

        As a result of the above, net loss decreased from $2,769,000 in 1994 to $2,326,000 in 1995.

Other

        The Company does not consider the impact of inflation to be significant to the results of its operations in the periods since January 1, 1994 due to the nature of its cost reimbursement contracts with the U.S. Government.

Liquidity and Capital Resources

        During 1996, cash was used to (i) fund the development and the Value Improvement Program on the 580 Series marine engines, (ii) continue to fund the Company's activities in developing, producing and marketing 65 Series engines for marine and industrial markets, (iii) purchase inventory, including Mazda short blocks, to produce 65 Series rotary marine engines for the recreational marine market and 65 Series natural gas engines for the supermarket refrigeration market, (iv) purchase fixed assets, primarily improving test cell equipment for production engine testing, and (v) pay debt service on the Company's 1992 NJEDA bonds. These uses of cash, offset by the cash received from the proceeds of sale of Common Stock and the cash received pursuant to the exercise of warrants resulted in a decrease in the cash equivalents and securities available for sale of approximately $325,000 during 1996.

        In February 1996, the Company sold 1,000,000 shares of Common Stock at $4.00 per share to Abejon and received a purchase order from Abejon for the sale of 580 Series marine engines. Simultaneously with the sale of the Common Stock, the Company loaned $3,750,000 to Hydro Lance, an affiliate of Abejon. It was intended that the net amount received from the sale of the Common Stock to Abejon less the loan to Hydro Lance plus the scheduled principal and interest payments from Hydro Lance would fund the Company's development, marinization and Value Improvement Program on the 580 Series commercial marine engines. However, after making the first scheduled payment of $600,000 plus accrued interest in April 1996, Hydro Lance defaulted on the $1,000,000 principal payment plus accrued interest due on September 30, 1996 (the "September Installment"). When the payment was still not made after a 30-day extension granted by the Company, Abejon, Hydro Lance and the Company entered into an agreement in which a 47.7% interest in a ferry boat then owned by Abejon was sold to the Company. Abejon retained the remaining 52.3% interest in the ferry boat. Simultaneously therewith, the Company and Abejon formed a limited liability company (the "LLC") and the Company and Abejon each contributed their ownership interest in the ferry boat to the LLC. The ferry boat is the only asset of the LLC. The objective of the sale of an interest in the ferry boat to the Company and the creation of the LLC to own the ferry boat was the eventual repayment to the Company of the September Installment which was to be made out of the Company's share of the proceeds from the sale of the boat, which, at the time, Abejon had estimated was worth approximately $2.325 million. The ferry boat has not been sold as of the date of this report. When Hydro Lance failed to make the next repayment installment on its loan on December 30, 1996 of $250,000, the Company notified Hydro Lance, on January 29, 1997, that they were in default of the loan agreement. Hydro Lance did not cure the second default; and, the Company, on March 21, 1997, sent Hydro Lance and Abejon a notice declaring an event of default under the loan agreement and declaring the amounts due by Hydro Lance under the loan agreement to be immediately due and payable. The Company furthermore elected to take possession of and execute on the shares of the Company's common stock owned by Abejon that were pledged as collateral for the loan agreement.

        In March 1996, pursuant to a termination settlement agreement with Lockheed Martin, the Company was paid $833,000.

        In December 1996, the Company concluded an agreement with International Cryogenic Systems Corporation ("ICSC") whereby ICSC invested $1,000,000 in the Company in exchange for 2,000,000 shares of the Company's Common Stock. Simultaneously, the Company and ICSC agreed in principle to merge the two companies in a stock-for-stock acquisition, whereby the Company would become a wholly-owned subsidiary of ICSC. The Company and ICSC signed a Plan and Agreement of Merger on March 21, 1997 and, upon approval by the stockholders of the Company, the transaction will be completed.

        The Company has an accounts receivable line of credit with a finance company which permits the Company to borrow up to 80% of the invoice value of its assigned receivables. Since March 1994, the Company has not utilized this credit line.

        Capital expenditures were approximately $144,000 in 1996 compared to $503,000 in the 1995 period. Funds for these expenditures were provided through sale of common stock and the exercise of warrants.

        Working capital decreased approximately $1,985,000 from $2,573,000 at the end of 1995 to $588,000 at December 31, 1996. This decrease is due (i) to the use of cash and securities available for sale, and the increase in cash due to the sale of Common Stock and exercise of warrants, as described above; (ii) to much lower receivables from government contracts; (iii) to increased inventories for both the 65 Series natural gas and marine products and the 580 Series commercial marine engine, (iv) increased accounts payable, due to the Company's financial position at the end of 1996; and (v) to increased accrued liabilities due mainly to the gross margin loss anticipated in 1997 on the sale of the first 580 Series Mark 1 marine engines.

        In March, 1997, the Company received $1,000,000 from the Trustee for the bondholders of the New Jersey Economic Development Authority Taxable Revenue Bonds, Series 1992, from the proceeds of the sale of the FICO Strips held by the Trustee as collateral for the bondholders. The remaining proceeds from the sale were reinvested in FICO Strips with a different maturity and redeposited with the Trustee to continue to serve as collateral for the bondholders.

        The Company's current and anticipated cash resources, including the $1,000,000 equity investment by ICSC and the $1,000,000 proceeds from the sale of the FICO Strips, are expected to be sufficient to enable the Company to continue its operations in an orderly manner through June 30, 1997. Accordingly, the Company requires additional financing by June 30, 1997 and thereafter in order fo fund its operations until it achieves positive cash flow from the sale of its 580 and 65 Series engines. Therefore, the long-term future of the Company depends on its ability to obtain additional sources of financing and there can be no assurance that such financing can be obtained on acceptable terms or at all.

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

PART II
ITEM 7.   FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        Consolidated Financial Statements
                 for the years ended December 31, 1996 and 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                        ROTARY POWER INTERNATIONAL, INC.

                                    CONTENTS



Independent Auditors' Report of Demetrius & Company L.L.C.            F-2

Independent Accountants' Report of Coopers & Lybrand L.L.P.           F-3

Consolidated Balance Sheets - December 31, 1996 and 1995              F-4

Consolidated Statements of Operations for the Years
  Ended December 31, 1996 and 1995                                    F-5

Consolidated Statements of Changes in Stockholders'
  Equity (Deficit) for the Years Ended December 31, 1996
  and 1995                                                            F-6

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996 and 1995                                    F-7

Notes to Financial Statements                                  F-8 - F-23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Rotary Power International, Inc.

We have audited the accompanying consolidated balance sheet of Rotary Power International, Inc. and subsidiary (the "Company") as of December 31, 1996, and the consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Rotary Power International, Inc. and subsidiary as of December 31, 1995, were audited by other auditors whose report dated March 8, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotary Power International, Inc. and subsidiary as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Demetrius & Company, L.L.C.
-------------------------------
DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 21, 1997

[LOGO]

                            COOPERS & LYBRAND L.L.P.


Report of Independent Accountants

To the Board of Directors of
 Rotary Power International, Inc.

We have audited the accompanying consolidated sheet of Rotary Power International, Inc. (the "Company") as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted out audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotary Power International, Inc. as of December 31, 1995 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                            /s/Coopers & Lybrand LLP
                                            ------------------------
                                            COOPERS & LYBRAND LLP

Stamford, Connecticut
March 8, 1996

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                                                          1996               1995
                                                                                      ------------       ------------
Current assets:
     Cash and cash equivalents                                                        $    633,597       $    327,655
     Securities available-for-sale (Note 2)                                                                   630,508
     Accounts receivable (Note 3)                                                          452,015          1,737,854
     Other receivables                                                                       9,083             15,736
     Inventories (Note 4)                                                                2,657,030          1,041,700
     Other current assets                                                                    9,814              9,380
                                                                                      ------------       ------------

         Total Current Assets                                                            3,761,539          3,762,833

Fixed assets (Note 5)                                                                    2,279,959          3,117,990
Patents (Note 2)                                                                           677,399            738,980
Investment held by Trustee (Note 9)                                                      3,925,761          3,638,299
Other assets, net (Note 6)                                                                 664,154            658,518
                                                                                      ------------       ------------

                                                                                      $ 11,308,812       $ 11,916,620
                                                                                      ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Current portion of long-term debt (Note 9)                                       $    183,750       $    170,833
     Accounts payable                                                                    1,103,167            530,188
     Accrued liabilities (Note 7)                                                        1,096,638            297,363
     Other liabilities                                                                     564,904             41,501
     Deferred acquistion obligation - current (Note 8)                                     225,000            150,000
                                                                                      ------------       ------------

         Total Current Liabilities                                                       3,173,459          1,189,885

Long-term liabilities:
     Deferred acquisition obligation (Note 8)                                            2,857,143          2,732,683
     Long-term debt (Note 9)                                                             6,629,167          6,812,917
     Other liabilities                                                                                         25,000
                                                                                      ------------       ------------

         Total Liabilities                                                              12,659,769         10,760,485
                                                                                      ------------       ------------

Commitments and contingencies (Note 10)

Stockholders' equity (deficiency) (Note 1, 12, and 13): Preferred stock, 500,000 shares authorized Common stock, par value $.01; 10,000,000 shares authorized; 6,641,432 for 1996 and 3,391,432 for 1995 shares issued
     and outstanding                                                                        66,414             33,914
     Subscription receivable                                                            (3,150,000)
     Paid-in capital                                                                    14,404,638          8,823,879
     Accumulated deficit                                                               (12,672,009)        (7,701,955)
     Unrealized gain on securities available-for-sale, net of tax                                                 297
                                                                                      ------------       ------------

             Total Stockholders' Equity (Deficiency)                                    (1,350,957)         1,156,135
                                                                                      ------------       ------------

                                                                                      $ 11,308,812       $ 11,916,620
                                                                                      ============       ============

The accompanying notes are an integral part of the statements.

              ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                             1996              1995
                                                          -----------       -----------
Revenues                                                  $ 5,768,143       $ 9,107,157
                                                          -----------       -----------
Costs and expenses:
     Cost of revenues                                       6,031,334         6,073,281
     General and administrative                             2,354,788         2,613,725
     Research and development                               1,666,366         2,006,113
                                                          -----------       -----------
         Total Cost and Expenses                           10,052,488        10,693,119
                                                          -----------       -----------

         Loss From Operations                              (4,284,345)       (1,585,962)
                                                          -----------       -----------

Other income (expense):
     Interest expense                                        (998,581)       (1,000,660)
     Interest income                                          371,869           352,906
     Other, net                                               (58,997)          (92,455)
                                                          -----------       -----------

         Total Other Expense                                 (685,709)         (740,209)
                                                          -----------       -----------

         Net Loss                                         ($4,970,054)      ($2,326,171)
                                                          ===========       ===========

Net loss per common share - primary (Note 2):                  ($1.10)           ($0.70)
Weighted average common shares outstanding (Note 2):        4,502,265         3,329,337

The accompanying notes are an integral part of the statements.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                 Series 1 Convertible
                                                   Preferred Stock             Common Stock
                                                 -------------------------------------------------     Subscriptions      Paid-In
                                                     Shares Value           Shares       Par Value       Receivable       Capital
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1994                                               3,269,208      $32,692       ($  112,500)    $ 8,284,905
  Issuance of common stock (Note 12)                                         122,224        1,222                           538,974
  Collection of subscriptions receivable                                                                    112,500
  Net change in unrealized gain (loss)
    on securities available-for-sale,
    net of tax
  Net loss
                                                 ----------------------------------------------------------------------------------

Balance at December 31, 1995                                               3,391,432       33,914                --       8,823,879

  Issuance of common stock (Note 12)                                       3,250,000       32,500        (3,150,000)      5,580,759
  Net change in unrealized gain (loss)
    on securities available-for-sale,
    net of tax
  Net loss
                                                 ----------------------------------------------------------------------------------

Balance at December 31, 1996                                               6,641,432      $66,414       ($3,150,000)    $14,404,638
                                                 ==================================================================================




                                                                     Unrealized
                                                                     Gain (Loss)
                                                                    on Securities      Stockholders'
                                                   Accumulated        Available           Equity
                                                     Deficit          For Sale         (Deficiency)
                                                  --------------------------------------------------
Balance at December 31, 1994                       ($5,375,784)      ($29,003)          $2,800,310
  Issuance of common stock (Note 12)                                                       540,196
  Collection of subscriptions receivable                                                   112,500
  Net change in unrealized gain (loss)
    on securities available-for-sale,
    net of tax                                                         29,300               29,300
  Net loss                                          (2,326,171)                         (2,326,171)
                                                  --------------------------------------------------

Balance at December 31, 1995                        (7,701,955)           297            1,156,135

  Issuance of common stock (Note 12)                                                     2,463,259
  Net change in unrealized gain (loss)
    on securities available-for-sale,
    net of tax                                                           (297)                (297)
  Net loss                                          (4,970,054)                         (4,970,054)
                                                  --------------------------------------------------

Balance at December 31, 1996                      ($12,672,009)       $    --          ($1,350,957)
                                                  ==================================================



The accompanying notes are an integral part of the statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                            1996            1995
                                                                        ------------    ------------
Cash flows from operating activities:
Net loss                                                                ($4,970,054)      ($2,326,171)
Adjustments to reconcile to net cash used in operating activities:
     Deprecation                                                            943,748           885,206
     Amortization                                                            95,052           145,054
     Interest, net                                                          (13,002)           (1,490)
     Other                                                                  (61,262)          (36,337)
     Loss on disposals of fixed assets                                       60,638           163,054
     Changes in assets and liabilities:
         Accounts receivable                                              1,285,838          (308,839)
         Other receivables                                                    6,653            22,780
         Inventories                                                     (1,615,330)         (674,825)
         Other current assets                                                  (434)           (2,462)
         Other assets                                                                            (122)
         Accounts payable                                                   572,979           153,733
         Accrued liabilities                                                799,275          (256,131)
         Other current liabilities                                          523,403            (1,633)
         Other long-term liabilities                                        (25,000)           25,000
                                                                        -----------       -----------

             Net Cash Used in Operating Activities                       (2,397,496)       (2,213,183)
                                                                        -----------       -----------

Cash flows from investing activities:
     Purchase of securities available-for-sale                             (647,422)         (627,550)
     Sales of securities available-for-sale                               1,277,633         2,622,169
     Proceeds from the sale of fixed assets                                                    30,000
     Purchases of fixed assets                                             (144,199)         (502,880)
                                                                        -----------       -----------

             Net Cash Provided by Investing Activities                      486,012         1,521,739
                                                                        -----------       -----------

Cash flows from financing activities:
     Repayment of long-term debt                                           (170,833)         (158,750)
     Issuance of common stock                                             2,463,259           652,696
     Payment of deferred acquistion ogligation                              (75,000)         (150,000)
                                                                        -----------       -----------

             Net Cash Provided by Financing Activities                    2,217,426           343,946
                                                                        -----------       -----------

             Net Increase (Decrease) in Cash                                305,942          (347,498)

Cash and cash equivalents at beginning of year                              327,655           675,153
                                                                        -----------       -----------

             Cash and Cash Equivalents at End of Year                   $   633,597       $   327,655
                                                                        ===========       ===========

Supplemental disclosures of cash flow information:
     Interest paid during the year                                      $   786,689       $   875,271
     Income taxes paid during the year                                           --                --


See Note 16 for supplemental cash flow information

The accompanying notes are an integral part of the statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


1.   GENERAL

     Rotary Power International, Inc. ("RPI" or the "Company") and its wholly-owned subsidiary, Rotary Power Marine, Inc. are engaged in the development, demonstration and production of rotary engines capable of operating on a variety of liquid fuels and natural gases. The Company's strategic thrust is to penetrate commercial engine markets. The Company's commercialization efforts are focusing on natural gas rotary engines for commercial refrigeration, compressors and generators, and on diesel engines in the commercial and recreational marine market and for commercial generator sets.

     In 1995, the Company established a wholly-owned subsidiary, Rotary Power Marine, Inc. ("RPM") which acquired certain assets of Rotary Marine Industries, Inc. for approximately $165,000 and a royalty on future 65 Series rotary marine engine sales. RPM produces rotary engines for commercial and recreational marine markets. RPM's primary customers consist of builders of commercial and recreational marine boats as well as distributors of engines, who sell to a diverse customer base.

     In December 1996, International Cryogenic Systems Corporation ("ICSC") purchased 2,000,000 shares of the authorized but unissued common stock, par value $0.01 per share, of the Company for a cash consideration of $1,000,000. Simultaneously with this transaction, the Company and ICSC entered into a letter agreement whereby the two companies agreed that ICSC would purchase all the outstanding shares of the Company for a number of shares of the common stock, of ICSC to be negotiated (see "Subsequent Events" Note 18 ).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, RPM. All significant intercompany accounts and transactions have been eliminated.

     b.   Cash and Cash equivalents

          Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

          As of December 31, 1996 the Company had cash deposited in one bank in the amount of $982,673.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.   Inventories

          Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     d.   Fixed Assets

          Fixed assets are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the respective assets. Assets under construction are depreciated over their respective useful lives when they are placed in service.

          When fixed assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for the period.

     e.   Revenue Recognition

          Revenues on long-term contracts, including government cost reimbursement contracts, are recognized on the percentage of completion method. Percentage of completion is measured by costs (including applicable general and administrative) incurred and accrued to date compared to total estimated costs.

          Contracts typically extend over a period of one or more years. In accordance with industry practice, receivables include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year. Provisions for estimated losses, if any, are made in the period in which such losses are determined.

          Revenues billed to the U.S. Government and its agencies directly and through prime contractors were approximately $5,127,000 and $8,756,000 for the years ended December 31, 1996 and 1995, respectively. Revenues billed to the U.S. Government represent 89% and 96% of the Company's total revenues in 1996 and 1995, respectively. Future revenues and income of the Company would be materially affected by changes in procurement policies or a reduction in expenditures for the services provided by the Company which are subject to the U.S. Government appropriation of funds. The loss of continued funding could have a material adverse effect on the Company's operations.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.   Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

     g.   Securities Available for Sale

          Investment securities available for sale are reported at fair value and related fair value adjustments are included as a component of stockholder's equity, net of related deferred tax effects, if any. Realized gains and losses on sales of investment securities are included in income on a specific identification basis.

     h.   Patents

          Purchased patents are amortized on a straight-line basis over the useful lives, generally seventeen years. Amortization expense was $61,581 for each of the years ended December 31, 1996 and 1995. Accumulated amortization was $307,908 and $246,327 for the years ended December 31, 1996 and 1995, respectively.

     i.   Income Taxes

          Deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities, principally inventory, fixed assets, accrued liabilities and deferred acquisition obligation, and their financial reporting amounts at each year-end and net operating loss carryforwards.

     j.   Net Loss Per Common Share

          Primary and fully diluted net loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. The exercise of stock options and warrants was not assumed as their effect would be anti-dilutive.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     k.   Stock Based Compensation

          In accordance with the provisions of SFAS No. 123, the Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans, and accordingly, does not recognize compensation cost.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 1996 and 1995 consisted of the following:

                                                     1996                1995
                                                  ----------          ----------
     U.S. Government:
       Amount billed                                                  $1,068,950
       Unbilled recoverable costs                                        337,295
       Other unbilled costs                       $   61,732             305,402
                                                  ----------          ----------
                                                      61,732           1,711,647
     Commercial                                      390,283              26,207
                                                  ----------          ----------
         Total                                    $  452,015          $1,737,854
                                                  ==========          ==========


     Unbilled recoverable costs represent revenue recognized on costs incurred on contracts in progress which will be billed within the next 30 days. Other unbilled costs are subject to future negotiation and are expected to be billed and collected within one year.

     Concentration of receivables in the marine industry is 23% as of December 31, 1996.

4.   INVENTORIES

     Inventories at December 31, 1996 and 1995 consisted of the following:

                                                         1996            1995
                                                      ----------      ----------
     Fuel and oil                                     $    1,344      $   10,157
     Parts                                               972,807          87,204
     Work in process                                   1,467,970         887,289
     Finished goods                                      214,909          57,050
                                                      ----------      ----------
                                                      $2,657,030      $1,041,700
                                                      ==========      ==========

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


4.   INVENTORIES (Continued)

     Of the total 1996 inventory, $748,432 relates to purchases of short block engines, component parts, labor and related overhead costs at RPM for its commercial 65 series rotary marine engine market. Since the establishment of RPM on July 26, 1995, rotary marine engine sales have been limited. Management has received orders in 1996 and expects to receive orders in the near term for a substantial portion of its December 31, 1996 inventory from distributors of marine engines and from several boat manufacturers whose designs utilize RPM's engine. Should these orders not be consummated, management believes there are other markets for the sale of these engines and, accordingly, does not believe a loss will occur on disposition.

     RPI's 1996 inventory includes $112,619 relating to the production of its 65 Series natural gas rotary engine for which it has orders or expects to receive orders that will be sufficient to recover its costs.

     RPI and RPM purchases short block engines under agreements with one foreign vendor. Any disruption in the vendor's ability to supply these engines could affect RPI and RPM's manufacturing and adversely affect operating results.

5.   FIXED ASSETS

     Fixed assets at December 31, 1996 and 1995 consisted of the following:

                                 Useful Lives      1996                1995
                                                ----------          ----------
     Machinery and equipment          7         $5,491,844          $5,353,631
     Furniture and fixtures           7             68,388              68,388
     Office equipment                 7             57,194              57,194
     Computer equipment               5            333,796             328,161
     Autos and trucks                 5              8,500               8,500
     Boats                            5             32,108              32,108
     Tooling                          3            564,598             564,598
     Demonstration equipment          3            261,663             203,591
     Construction in process         --             32,941             129,145
                                                ----------          ----------
                                                 6,851,032           6,745,316

       Less accumulated depreciation            (4,571,073)         (3,627,326)
                                                ----------          ----------
                                                $2,279,959          $3,117,990
                                                ==========          ==========

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


6.   OTHER ASSETS

     Other assets as of December 31, 1996 and 1995 consisted of the following:

                                                       1996              1995
                                                     --------          --------
     Deferred financing costs                        $632,054          $632,054
     Covenants not to compete                                           200,000
     Deposits                                          56,622            56,622
     Other                                            117,680            86,314
                                                     --------          --------
                                                      806,356           974,990
       Less Accumulated Amortization                 (142,202)         (316,472)
                                                     --------          --------
                                                     $664,154          $658,518
                                                     ========          ========


7.   ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1996 and 1995 consisted of the following:

                                                      1996               1995
                                                   ----------          --------
     Provision for loss on contracts               $  876,861          $ 25,127
     Contract adjustments                              62,000            25,000
     Employee contracts                                                  90,678
     Professional fees                                 71,938            50,993
     Other                                             85,839           105,565
                                                   ----------          --------
                                                   $1,096,638          $297,363
                                                   ==========          ========

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


8.   DEFERRED ACQUISITION OBLIGATION

     Pursuant to the acquisition of certain assets at the Company's inception in 1991, a deferred acquisition obligation was incurred, which as of December 31, 1996 and 1995 is payable to the seller as follows:

                                                      1996              1995
                                                   ----------        ----------
     $150 per annum, payable
       January 31, 1995 through 1997               $  225,000        $  300,000
     $500,000 per annum, payable
       January 31, 1998 through 2006                4,500,000         4,500,000
                                                   ----------        ----------
          Total remaining payments                  4,725,000         4,800,000
     Less:
       Unamortized discount at 10%                 (1,642,857)       (1,914,317)
       Current portion                               (225,000)         (150,000)
                                                   ----------        ----------
          Long-term portion                        $2,857,143        $2,732,683
                                                   ==========        ==========


     The Company was unable to make the full payment of $150,000 which was due to the seller on January 31, 1996 and paid $75,000 giving the seller a collateral interest in certain of the Company's unencumbered fixed assets for the balance.

     The fair value of this obligation approximates carrying value. In addition to the deferred acquisition obligation, the Company may be required to make additional payments to the seller based upon a certain percentage of engine sales. No additional payments were made in 1996 and 1995.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


9.   LONG-TERM DEBT

     Long-term debt as of December 31, 1996 and 1995 consisted of the following:

                                                       1996             1995
                                                    ----------       ----------
      New Jersey Economic Development
        Authority Bonds                             $6,812,917       $6,983,750
          Less current portion                        (183,750)        (170,833)
                                                    ----------       ----------

                                                    $6,629,167       $6,812,917
                                                    ==========       ==========


     The Company has entered into a loan agreement with the New Jersey Economic Development Authority ("NJEDA") pursuant to which the proceeds of $7,500,000 worth of NJEDA taxable revenue bonds were loaned to the Company. The loan agreement requires the Company to pay the debt service on these bonds. The bonds mature annually through June 1, 2013 and accrue interest at rates from 8.4% to 11%. The bonds require semi-annual interest and annual principal payments to the bondholders. The Company is required to make monthly principal and interest deposits to Summit Bank (the "Trustee") which acts as the Trustee for the bonds. The Trustee makes the semi-annual payments of interest and annual payments of principal to the bondholders. The fair value of these bonds is approximately $6,956,000 based on market quotes for NJEDA bonds with similar maturities.

     The bonds are collaterzlized by the inventory, fixed assets, receivables and other personal property except for intellectual property of the Company. In addition, the Company has three key-man life insurance policies each with a face amount of $1,000,000 payable to the Trustee.

     At December 31, 1996, the minimum payments to the Trustee for the next five years and thereafter are as follows:

          1997                                             $  183,750
          1998                                                201,667
          1999                                                218,750
          2000                                                239,583
          2001                                                261,667
          Thereafter                                        5,707,500
                                                           ----------
                                                           $6,812,917
                                                           ==========

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


9.   LONG-TERM DEBT (Continued)

     As required by the loan agreement, simultaneously with the issuance of the bonds, the Company purchased $7,500,000 of obligations issued by the Financing Corporation, a mixed ownership government corporation chartered by the Federal Home Loan Bank Board (the "FICO Strips") at a cost of $2,798,565, including a premium of $118,586, which are registered in the name of and held by the Trustee. Of the total outstanding, $3,500,000 of the FICO Strips mature on September 26, 2005 and $4,000,000 mature on June 6, 2004. Assuming the principal, payments on the bonds are paid at their respective maturity dates, on or after December 1, 2001, the value of the FICO Strips will be sufficient to repay the principal of all bonds outstanding. (see "Subsequent Events" Note 18)

     The FICO Strips at December 31, 1996 and 1995 consist of the following:

                                                       1996             1995
                                                    ----------       ----------
     FICO Strips, including
       accreted interest                            $3,847,093       $3,550,761
     Plus unamortized premium based
       on imputed interest of
       6.35% to 6.41%                                   78,668           87,538
                                                    ----------       ----------
     FICO Strips, plus accreted interest
       and unamortized premium                      $3,925,761       $3,638,299
                                                    ==========       ==========


     The fair value of these strips at December 31, 1996 was approximately $4,302,000 based on market quotes.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


10.  COMMITMENTS AND CONTINGENCIES

     The Company has no employment agreements with any of its officers and employees. Previous employment agreements expired on December 31, 1996.

     In prior years, the Company issued 31,660 shares of its common stock, valued at $94,980, in satisfaction of certain employment obligations accrued at December 31, 1992. The Company may be required to provide certain of its executive officers with noninterest bearing loans for an amount equal to the tax liability of the executives for the stock issuance.

     The U.S. Government's Defense Contract Audit Agency has performed final indirect rate audits of the Company's contract costs for the years ended December 31, 1992, 1993 and 1994; the results of the audits did not have a material effect on the Company's financial position or results of its operations. A final indirect rate audit and an audit of contract costs for the years ended December 31, 1996 and 1995 have not yet been performed. The Company provides for potential adjustments from such audits and believes that any adjustments from such audits will not have a material effect on the Company's financial position or results of operations.

     The Company leases office, factory and laboratory space under an operating lease expiring in 1997 with the Company having an option to renew the lease through 2000. Rent expense for the years ended December 31, 1996 and 1995 was $451,000 and $437,000, respectively, net of sublease income. Rent expense is recognized on a straight-line basis over the term of the lease. The excess of rent expense accrued on a straight-line basis over rental payments is included in other liabilities on the Company's balance sheet. At December 31, 1996, aggregate minimum annual payment for the next year is $600,000 and anticipated sub lease income is $140,350.

     In 1992, the Company entered into a license and technical assistance agreement with the Wankel GmbH, the rights and obligations of which were assigned to Wankel Rotary GmbH, ("Wankel") a subsidiary of Gneiser GmbH.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


10.  COMMITMENTS AND CONTINGENCIES (Continued)

     On January 10, 1996, however, the Company advised Wankel that due to Wankel's failure to deliver the know-how required to be supplied under the provisions of the Wankel License Agreement the Company was terminating the Agreement, effective immediately, and withholding the minimum royalty payment of $200,000 for calendar year 1996 due Wankel on January 31, 1996. Wankel advised the Company on September 19, 1996 that it accepted the cancellation of the Wankel license agreement by mutual consent.

     In connection with the acquisition of certain assets of Rotary Marine Industries, Inc. ("RMI") in 1995, the Company may be required to make additional payments to RMI of 2 1/2% of 65 Series rotary marine engine sales between 1997 and 2005.

11.  RELATED PARTY TRANSACTIONS

     During 1995 the Company paid $25,000, to Loeb Partners Corporation for advisory and management consulting services. A director of the Company is a managing director of Loeb Partners Corporation.

12.  SHAREHOLDERS' EQUITY

     Preferred Stock:

     The Company is authorized to issue 500,000 shares of preferred stock, $.01 par value per share. The Company's Board of Directors, may issue from time to time the authorized and unissued shares of Preferred Stock in one or more series, and may determine as to each series the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking funds and any other rights, preferences, privileges and restrictions applicable to each such series of Preferred Stock.

     The Company has designated Series 1 convertible preferred stock and Series 2 (nonvoting) preferred stock. None of the Series 1 or Series 2 preferred stock was outstanding at December 31, 1996 and 1995. Furthermore, with the completion of the Company's initial public offering, neither the Series 1 or Series 2 preferred stock is available for issuance. At December 31, 1996 and 1995 437,340 shares of preferred stock were issuable.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


12.  SHAREHOLDERS' EQUITY (Continued)

     Preferred Stock: (Continued)

     In connection with the successful completion of the Company's initial public offering of its common stock in 1994, the Series 1 convertible preferred stock and accumulated dividends were converted into 734,598 shares of common stock.

     Common Stock:

     During 1996, the Company issued a total of 3,250,000 shares of its common stock. Warrants to purchase 250,000 shares of common stock at a price of $2.50 per share were exercised.

     On February 16, 1994, the Company completed an initial public offering of 800,000 shares of its common stock at $8 per share. The Company received proceeds of $5,824,000, net of underwriting discounts and commissions. The net proceeds, less related costs and expenses, were credited to capital stock and paid-in capital. The Company's common shares are traded on the Over the Counter Bulletin Board.

     In connection with the initial public offering, the Company sold to the underwriters, for $800, warrants to purchase from the Company 80,000 shares of common stock at $9.60 per share, which are exercisable for a period of four years commencing February 9, 1995.

     There were 140,000 warrants to purchase common stock outstanding at December 31, 1996, which are exercisable between 1997 and 1999 at prices ranging from $4.625 to $9.60.

     At December 31, 1996 and 1995, 445,000 and 617,200 shares of common stock, respectively, have been reserved for exercise of warrants and stock options.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


13.  STOCK OPTION PLAN

     In 1992, the Board of Directors adopted the 1992 Stock Option Plan (the "Plan"). Under the terms of the Plan, incentive stock options to purchase up to 400,000 shares of common stock may be granted to key employees and directors of the Company at the fair market value at the date of grant (or 110% of the fair market value for grants issued to holders of more than 10% of the voting stock of the Company). Options granted under the Plan become exercisable in whole or in part from time to time as determined by the Board of Directors, provided, however, in no event shall any option become exercisable earlier than the date six months following the date on which the option is granted. Options granted under the Plan shall have a maximum term of ten years from the date of grant. The option price must be paid in full on the date of exercise in cash or in common shares of the Company having a fair market value on the date of exercise equal to the option price. Stock options outstanding are exercisable commencing one year after grant at a rate of either 20% or 25% of such shares in each succeeding year.

     Option status and activity were as follows for the years ended December 31:

                                                          1996            1995
                                                         -------        --------
     Outstanding, beginning of year                      342,200        355,000
     Exercised ($3.00 per share in 1995)                                 (3,200)
     Canceled ($3.00 per share in 1996 and 1995)         (51,200)        (9,600)
                                                         -------        -------
     Outstanding ($.19125 to $5.00 per share)
       end of year                                       291,000        342,200
                                                         =======        =======
     Available for grant                                  95,000         44,000
                                                         =======        =======
     Exercisable                                         216,200        162,100
                                                         =======        =======

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


14.  EMPLOYEE BENEFITS

     The Company is the sponsor of a defined contribution retirement savings plan. All employees of the Company are eligible for participation after one year of service. The Company matches 100% of pre-tax contributions up to 3.0% of the participant's total salary. The Company recorded $89,913 and $107,100 of matching contributions and $5,637 and $5,155 of administrative expenses related to this plan in 1996 and 1995, respectively.

     The Company has established an incentive compensation plan to provide incentive compensation to the Company's officers and key employees. Any awards must be approved by the Board of Directors and are paid in quarterly installments and shall not exceed 100% of the participant's salary. There were no such awards granted or accrued during 1996 and 1995.

15.  INCOME TAXES

     Deferred tax accounts as of December 31, 1996 and 1995 comprise the following:

                                                      1996              1995
                                                   ----------        ----------
     Deferred tax assets                           $4,592,000        $2,877,098

     Deferred tax liabilities                        (121,000)         (121,496)
                                                   ----------        ----------
     Deferrred tax assets, net                      4,471,000         2,755,602

     Valuation allowance                           (4,471,000)       (2,755,602)
                                                   ----------        ----------
          Net deferred tax assets                  $       --        $       --
                                                   ==========        ==========


     As of December 31, 1996, the Company has federal and state net operating loss carryforwards available for tax purposes of approximately $10,418,000 and $9,351,000 expiring through 2011 and 2005, respectively.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


16.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company recorded $287,461 and $264,635 of accreted interest income on the FICO Strips during 1996 and 1995, respectively.

     During 1996, the Company issued 1,000,000 common shares for $250,000 and a subscription receivable of $3,750,000 and received payment of $600,000. (see "Subsequent Events" Note 18).

     During 1996 and 1995, the Company recorded $61,262 and $36,337 of income related to the increase in the cash surrender value of life insurance policies on certain officers.

     Additionally, the Company recorded imputed interest expense of $199,462 and $113,145 on its deferred acquisition obligation during December 31, 1996 and 1995, respectively.

17.  GOING CONCERN

     As shown in the accompanying financial statements, the Company incurred net losses of $4,970,054 and $2,326,171 during the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996 the Company had working capital of $588,080, however, its total liabilities exceeded total assets by $1,350,957. The 1996 loss of all the Company's government contracts was the main contributor towards the large size of the 1996 operating loss. The Company is in default with the deferred acquisition obligation and is four months in arrears on its office, factory and laboratory space lease. These factors, as well as the uncertain conditions the Company faces regarding obtaining financing or additional capital investment create uncertainty about the Company's ability to continue as a going concern. Management of the Company has signed an agreement to merge it into another company for the purpose of raising additional equity and increasing its capability for marketing its commercial products. (see "Subsequent Events" Note 18). Also, subsequent to December 31, 1996 the Company was able to obtain partial release of investments held by the Trustee and realized $1,000,000 cash infusion through their sale. (see "Subsequent Events" Note 18). The ability of the Company to continue as a going concern is mainly dependent on the successful completion of the merger and marketing of its commercial products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                                DECEMBER 31, 1996


18.  SUBSEQUENT EVENTS

     On December 19, 1996, the Company concluded an agreement with International Cryogenic Systems Corporation ("ICSC") whereby ICSC invested $1,000,000 in the Company in exchange for 2,000,00 shares of the Company's Common Stock. Simultaneously, the Company and ICSC agreed in principle to merge the two companies in a stock-for-stock acquisition, whereby the Company would become a wholly-owned subsidiary of ICSC. Each stockholder of the Company will receive .363 shares of the Common Stock of ICSC for each share of RPI held. The Company and ICSC signed a Plan and Agreement of Merger on March 21, 1997 and, upon approval of the stockholders of the Company, the transaction will be completed.

     On March 13, 1997, at the written direction of the Company, the Trustee liquidated and sold a portion of the FICO Strips which serve as collateral for the NJEDA bonds and received $2,583,110 from such liquidation and sale. The FICO Strips sold by the Trustee included all of the $3,500,000 principal amount of the FICO Strips maturing on September 26, 2005 and $1,050,000 of the principal amount of the FICO Strips maturing on June 6, 2004. The Trustee paid $1,000,000 from the proceeds of such sale and liquidation over to the Company for use as general working capital, and used substantially all of the remaining proceeds to purchase FICO Strips maturing on September 26, 2007 in the principal amount of $3,272,000. As a result of this transaction, and assuming the principal payments on the NJEDA bonds are paid at their respective maturity dates, the value of the FICO Strips currently held by the Trustee will be sufficient to repay the principal of all the NJEDA bonds outstanding on and after January 1, 2004. In conjunction with this transaction, Rickel & Associates, Inc., investment bankers, received 150,000 RPI warrants at $.50 per share.

     On March 21, 1997, the Company sent notice to Hydro Lance Maritime Transport, Inc. (Hydro) and Abejon Rotary Power Corporation (Abejon), declaring the occurrence of an event of default under the Company's loan agreement with Hydro and Abejon. The event of the default was declared as a result of Hydro's failure to make a principal payment of $175,000 and an interest payment of $28,435, both of which were due to the Company on December 20, 1996. In its notice to Hydro and Abejon, the Company elected to declare the principal of and interest on the loan and other amounts payable under the loan agreement to be immediately due and payable and to take possession of and execute upon 614,583 shares of the Company's common stock which are owned by Abejon and are pledged as collateral and security for the obligations of Hydro under the loan agreement. In its notice, the Company also reserved any and all of its rights and remedies with respect to other shares of the Company's common stock owned by Abejon.

PART II
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 6, 1997, the Company retained Demetrius & Co., L.L.C. of Wayne, New Jersey, ("Demetrius") as its new independent accountants, to audit the Company's financial statements for the year ending December 31, 1996, dismissing Coopers & Lybrand L.L.P. ("Coopers"), which had served in such capacity prior thereto.

        The change in independent accountants was made solely because the Company and Coopers could not agree on acceptable fees for its services. The Company retained Demetrius to reduce the costs of such services to the Company. The Company's decision to change its independent accountants was approved by the Company's Board of Directors.

        The reports of Coopers on the Company's financial statements for the fiscal years ending December 31, 1994 and 1995 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the Company's two most recent fiscal years and subsequent interim periods through the date of this report, there were no disagreements between the Company and Coopers of the type described in Item 304(a)(iv)(A) of Regulation S-B.

PART III
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

                                   MANAGEMENT

        The directors and executive officers of the Company are as follows:

                                                      Position with the
       Name                       Age                      Company
       ----                       ---                      -------

       Richard M.H. Thompson       62            President and Chief Executive
                                                   Officer and Director

       Robert L. Osborn            56            Vice President & General
                                                   Manager and Director

       William T. Figart           70            Director and Consultant to
                                                   the Company

       Gary A. LaBouff             43            Vice President
                                                   - Engineering

       Ken Brody                   54            Director

        Richard M. H. Thompson has been a director and President and Chief Executive Officer of the Company since its incorporation in October 1991 and devotes substantially all of his time to his duties with the Company. Since 1981, Mr. Thompson has acted through his company, Richard M.H. Thompson & Associates, Inc., as a financial and management advisor. He is a director and Chairman of the Executive Committee of Energy Research Corporation ("ERC"), a company specializing in the development and commercialization of fuel cell technology. Mr. Thompson received his M.A. in mathematics and engineering from Cambridge University and his M.B.A. from Harvard University.

        Robert L. Osborn has been a director and Vice President and General Manager of the Company since January 1992. Prior to joining the Company, Mr. Osborn held a variety of management positions with Deere & Company, including most recently, from 1987 to 1991, manager of manufacturing operations at the Rotary Engine Division of John Deere Technologies International, Inc. (JDTI), where he was responsible for the planning, machine selection and start-up of the manufacturing and testing facilities. He received his B.S. degree in business administration from Upper Iowa University.

        William T. Figart was the Vice President of Advanced Programs for the Company from January 1992 through June 1996 and has been a director of the Company since November 1993. He was responsible for military and U.S. government marketing and business plans, program management and sales of rotary engines to original equipment manufacturers, and, since July 1, 1996, now acts as a consultant to the Company. For the five years prior to joining the Company, Mr. Figart was a Vice President of JDTI and Manager of Advanced Programs for JDTI's Rotary Engine Division, and, prior thereto, was Vice President and General Manager of the Rotary Engine Division of Curtiss Wright Corporation. He received a B.S. in mechanical engineering from Pennsylvania State University and a M.S.in mechanical engineering from Stevens Institute of Technology.

        Gary A. LaBouff has been Vice President - Engineering of the Company since April 1992. From August 1990 to April 1992, he was Manager of Engineering for JDTI and had full responsibility for design and development of the SCORETM 70, 170 and 580 Series rotary engines. For the three years prior thereto, he had engineering responsibility in JDTI for the 70 and 170 Series rotary engine design and development and the development of generator sets. He joined JDTI in 1984 as Manager, Technical Support. He received his B.S. and M.S. in mechanical engineering from the University of Missouri.

         Ken Brody has been a director of the Company since February 1996. He is President of Abejon Rotary Power Corporation, a marine engine and electronics distributor, a post he has held since May 1995. Mr. Brody has also been Chairman of Hydro Lance Maritime Transport Corporation, a builder of high-speed ferries, since January 1996. From April 1991 he has been General Manager and a partner of Cadenza Marine, a marine electronics service and sales firm. From February 1985 through December 1991, Mr. Brody was a Principal in Pragma Associates, a computer science consulting firm. Mr. Brody is a Certified Public Accountant and holds a United States Coast Guard Captain's license. He attended Rensselaer Polytechnic Institute as a physics major and completed a VLSI Design Course at the Massachusetts Institute of Technology in 1980.

        Directors of the Company are elected at each annual meeting of the shareholders of the Company and hold office until the next annual meeting of shareholders, except as otherwise provided in the Company's by-laws. Each director holds office until the expiration of the term for which elected and until a successor has been elected and qualified.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
1934

        The Securities Exchange Act of 1934 requires the Company's executive officers and directors, and any persons owning more than 10% of a class of the Company's stock to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Copies of these reports must also be furnished to the Company.

        Based solely on a review of copies of reports filed with the SEC and representations of certain officers, directors and shareholders owning more than 10% of the Company's Common Stock, the Company believes that, during 1996, all such requirements imposed on such persons have been complied with.

PART III
ITEM 10
                             EXECUTIVE COMPENSATION

        The following table sets forth the compensation during the last three fiscal years of the Chief Executive Officer and each of the other four most highly-compensated executive officers of the Company (the "Named Executive Officers") whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Company during the last fiscal year.


                           SUMMARY COMPENSATION TABLE
                                                                                  Long Term
                                                                                 Compensation
                                                      Annual Compensation           Awards
                                                      -------------------        ------------
                                                                      Other       Securities
                                                                      Annual      underlying    All Other
                                                                   Compensation    options/   Compensation
Name and Principal Position          Year    Salary($)   Bonus($)        $         SARS(#)       ($)(1)
---------------------------          ----    ---------   --------  ------------   ----------  ------------
Richard M.H. Thompson                1996    $203,850        --                                $16,927(2)
  President and                      1995     220,512    $44,102                    --         $16,448
  Chief Executive Officer            1994     206,088     41,218                    --          15,865

Robert L. Osborn                     1996     150,729        --                                  2,706(3)
  Vice President &                   1995     159,264     31,853                    --           2,675
  General Manager                    1994     148,848     29,770                    --           1,998

William T. Figart                    1996      86,796       --       41,380(6)                   1,421(5)
  Vice President                     1995     173,592       --                      --           3,478
  - Advanced Programs                1994     162,240     11,357                    --           2,977
  (through June 30, 1996)

Gary A. LaBouff                      1996     139,142       --                                     886(4)
  Vice President                     1995     147,024     14,702                    --             853
  - Engineering                      1994     137,400     13,740                    --             828

Dr. Michael Soimar                   1996     122,256       --                                   1,056(5)
  Vice President                     1995     139,656       --                      --           1,152
  - Business Development             1994     130,512      9,136                    --             696
-------------------------------

(1) These amounts reflect the premiums the Company pays for Group Term Life Insurance in excess of $50,000.
(2) Reflects $12,422 under Group Term Life Insurance and split dollar life insurance, see footnote (1) above, and payment for parking in an amount of $4,505.
(3) Reflects a $2,706 premium under Group Term Life Insurance and split dollar life insurance, see footnote (1) above.
(4) Reflects a $886 premium under Group Term Life Insurance and split dollar life insurance, see footnote (1) above.
(5)     Reflects premium under Group Term Life Insurance.
(6) Reflects consulting fees paid from July 1, 1996 through December 31, 1996.

The following two tables set forth certain information with respect to (i) option grants to the Named Executive Officers during the fiscal year ended December 31, 1996, and (ii) the aggregated number and value of options exercisable and unexercisable by the Named Executive Officers as of December 31, 1996.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                NUMBER OF          PERCENT OF
               SECURITIES        TOTAL OPTIONS/       EXERCISE
               UNDERLYING         SARS GRANTED          OR
              OPTIONS/SARS        TO EMPLOYEES       BASE PRICE      EXPIRATION
 NAME          GRANTED (#)       IN FISCAL YEAR        ($/SH)           DATE
 ----         ------------       --------------      ----------      ----------
                              None granted in 1996


               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                           AND FY-END OPTION/SAR VALUE

                                                  NUMBER OF         VALUE OF
                                                 UNEXERCISED       UNEXERCISED
                                                 OPTIONS/SARS     IN-THE-MONEY
                         SHARES                    AT FY-END     OPTIONS/SARS AT
                        ACQUIRED                   12/31/96      FY-END 12/31/96
                           ON         VALUE      EXERCISABLE/      EXERCISABLE/
                        EXERCISE    REALIZED    UNEXERCISABLE     UNEXERCISABLE
      NAME                 (#)        ($)            (#)           ($)      (1)
      ----              --------    --------    -------------    --------------

Richard M.H. Thompson      -0-         -0-        24,000  (2)      -0-
                                                  16,000  (3)      -0-

Dr. Michael Soimar         -0-         -0-        70,000  (2)      -0-
                                                     -0-  (3)      -0-


(1) Based upon a closing price of $0.21875 per share of the Company's Common Stock on December 31, 1996 on the Bulletin Board minus the respective option exercise price, none of the options were in-the-money.
(2)     Exercisable
(3)     Unexercisable

Compensation Pursuant to Plans

        Stock Option Plan. Effective 1992, the Board of Directors of the Company (the "Board") adopted the Stock Option Plan. Under the terms of the Stock Option Plan, options to purchase up to 400,000 shares of Common Stock may be granted to officers, key employees and non-employee directors of the Company. The Board or a committee designated by the Board in accordance with the requirements of Rule 16b-3 promulgated under Section 16(b) of the Securities Exchange Act of 1934, as amended, is authorized to grant options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code and options not intended to qualify as incentive stock options ("non-qualifying stock options"), and to select employees and non-employee directors of the Company and to determine the participants, the number of options to be granted and other terms and provisions of each option.

        The exercise price of any incentive stock options granted under the Stock Option Plan may not be less than 100 percent of the fair market value of the Common Stock of the Company at the time of the grant. In the case of incentive stock options granted to holders of more than 10 percent of the voting power of the Company, the exercise price may not be less than 110 percent of the fair market value nor shall the option by its terms be exercisable more than 5 years after the date the option is granted.

        Under the terms of the Stock Option Plan, the aggregate fair market value (determined at the time of grant) of shares issuable upon exercise of incentive stock options exercisable for the first time during any one calendar year may not exceed $100,000. Options granted under the Stock Option Plan become exercisable in whole or in part from time to time as determined by the committee, provided, however, in no event shall any option become exercisable earlier than the date six months following the date on which the option is granted. Options granted under the Stock Option Plan shall have a maximum term of 10 years from the date of grant. The option price must be paid in full on the date of exercise and is payable in cash or in Common Stock of the Company having a fair market value on the date the option is exercised equal to the option price.

        During 1992, options to purchase 20,000 shares of Common Stock at an exercise price of $.19125 per share and 70,000 shares of Common Stock at an exercise price of $3.00 per share were granted to Gerald Horowitz and Michael Soimar, respectively, at that time executive officers of the Company. During fiscal 1992, no options were exercised. Mr. Horowitz exercised options to purchase 5,000 shares of Common Stock on March 16, 1993. In accordance with the Stock Option Plan, during 1993, the Company granted options to employees to purchase 256,000 shares of Common Stock at $3.00 per share; in 1994, the Company granted options to an employee to purchase 12,000 shares of Common Stock at $3.00 per share and granted options to a director of the Company to purchase 10,000 shares of Common Stock at $5.00 per share. During Fiscal 1994, options to purchase 4,000 shares were exercised and during Fiscal 1995, options to purchase 3,200 shares were exercised. In 1995 and 1996, no options were granted under the Stock Option Plan.

Employment Agreements

        The Company currently has no employment agreements with any of its employees. All employment agreements with the Company's employees terminated as of December 31, 1996.

Compensation of Directors

        The Company paid to its outside directors, effective with the April 11, 1994 Board Meeting and through the September 26, 1996 Board Meeting, $750 per meeting. The Company did not make such payments with regard to its Board Meetings held by telephone. The Company also reimbursed all outside directors for reasonable expenses incurred in connection with the performance of their duties as directors. Effective at the close of business on January 30, 1997, after the unanimous approval of the Agreement of Plan and Merger between the Company and ICSC by the Company's Board of Directors, Messrs. Warren D. Bagatelle, Dr. James P. Wade and James M. Beggs, resigned from the Board.

        In addition, outside directors are eligible to receive stock options under the Company's Stock Option Plan. On April 11, 1994, James M. Beggs was granted, under such Plan, a non-qualified stock option to purchase 10,000 shares of the Company's Common Stock at a price of $5.00 per share. Subsequent to his resignation as a Director of the Company, this non-qualified stock option was canceled.

PART III
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, each director of the Company and each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of March 15, 1997. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, subject to community property laws, where applicable.
                                            Number of
                                          Common Shares          Percentage
Name and Address                          Beneficially               of
of Beneficial Owner                          Owned                 Class
-------------------                       -------------          ----------
International Cryogenic Systems            2,000,000                30.1%
 Corporation
Abejon Rotary Power Corporation(2)         1,000,000                15.1
 4960 North Harbor Drive
 San Diego, CA 92106
Ken Brody(1)(2)                            1,000,000                15.1
 c/o Abejon Rotary Power Corporation
 4960 North Harbor Drive
 San Diego, CA 92106
Loeb Investors Co. 104 (2)                   933,074                14.0
 61 Broadway
 New York, New York 10006
Warren D. Bagatelle (3)                      933,074                14.0
 Loeb Partners Corporation
 61 Broadway
 New York, New York 10006
Richard M.H. Thompson (4)                    236,645                 3.6
 6191 N. Ocean Boulevard
 Ocean Ridge, Florida 33435
Robert L. Osborn (5)                         142,500                 2.1
 39 Ingraham Road
 Wayne, New Jersey 07470
Gary A. LaBouff                               90,660                 1.4
 907 Greenwood Road
 Teaneck, NJ 07666
William T. Figart                             20,000                 0.3
 11 Derby Lane
 Waldwick, NJ 07563

All directors and executive
 officers as a group (5 persons)           4,442,879(6)             66.9%

---------------
(1) Includes 1,000,000 shares of Common Stock owned by Abejon Rotary Power Corporation. Mr. Brody is the President of Abejon Rotary Power Corporation.
(2) On March 21, 1997, the Company sent notice to Abejon and Hydro Lance of the occurrence of an event of default on the loan agreement between the Company and Hydro Lance and declared the principal and interest on the loan agreement immediately due and payable. In such notice, the Company also elected to take possession of and execute upon 614,583 shares of the Company's Common Stock which are owned by Abejon and were pledged as collateral for the obligations of Hydro Lance under the loan agreement
(3) Includes 435,325 shares of Common Stock owned by Loeb Investors Co. 104; 214,731 Common Shares owned by Loeb Partners Corporation and 198,918 Common Shares owned by Warren D. Bagatelle, Managing Director of Loeb Partners Corporation. Also includes: (i) 28,221 Common Shares owned by Loeb Holdings Corp.; (ii) 13,566 Common Shares owned by HSB Capital;
        (iii) 14,104 Common Shares owned by Loeb Investors Co. 105; (iv) 24,686 Common Shares owned by Pinpoint Partners 1; and (v) 3,523 Common Shares owned by the Kempner/Perlmuth Trust (collectively, "Loeb Affiliates").
(4) Mr. Thompson's shares include currently exercisable options to purchase 32,000 Common Shares. This includes 8,000 shares which Mr. Thompson will be eligible to exercise on May 3, 1997.
(5) Includes 40,000 shares owned by Mr. Osborn's daughter. (6) Includes currently exercisable options to purchase 32,000 Common Shares.

PART III
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On June 1, 1992, the Company entered into a consulting agreement, as subsequently amended, with Loeb Partners Corporation (the "Consulting Agreement"), pursuant to which the Company agreed to retain Loeb Partners Corporation ("Loeb") for the purpose of rendering on-going advisory and management consulting services to the Company for a period of three years at a fee of $5,000 per month. During 1995, the Company had paid Loeb Partners Corporation consulting fees of $25,000. Mr. Bagatelle, formerly a director of the Company, is a Managing Director of Loeb Partners Corporation.
The Company paid no fees to Loeb during 1996.

        During 1993 and 1994, the Company had non-interest bearing advances to its President and Chief Executive Officer, Richard M.H. Thompson. The largest amount outstanding under these advances during 1993 was $69,175 in August 1993 with an outstanding amount as of December 31, 1993 of $25,540. As of January 14, 1994, Mr. Thompson's advance was $19,206. Mr. Thompson repaid all outstanding advances by June 15, 1994.

        In the future, the Company will not enter into any transactions with officers, directors or other affiliates unless the transactions are approved by a majority of disinterested directors. No such transactions were entered into during 1994, 1995 or 1996.

PART III
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a).  EXHIBITS TO 10-KSB

3.1     Certificate of Incorporation of the Company, as amended.(1)

3.2     By-laws of the Company.(1)

3.3 Certificate of Designations, Preferences and Rights and Rights of Preferred Stock of the Company, as amended.(1)

4 Warrant Agreement dated June 29, 1992 between the Company and Rickel & Associates, Inc(1)

4.1 Non-Transferable Warrant to Purchase 25,000 Shares of Common Stock of Rotary Power International, Inc.(3)

4.2 Non-Transferable Warrant to Purchase 175,000 Shares of Common Stock of Rotary Power International, Inc.(3)

4.3 Non-Transferable Warrant to Purchase 200,000 Shares of Common Stock of Rotary Power International, Inc(5)

4.4 Non-Transferable Warrent to Purchase 250,000 Shares of Common Stock of Rotary Power International, Inc.(8)

10.1 Contract dated August 15, 1989 between the United States Marine Corps and John Deere Technologies International, Inc. and novated to the Company, as amended.(1)

10.2 Contract dated April 23, 1991 between FMC Corporation and John Deere Technologies International, Inc. and novated to the Company, as amended.(1)

10.3 Contract dated January 21, 1993 between the National Aeronautics and Space Administration and the Company, as amended.(1)

10.4 Licensing Agreement dated October 20, 1992 between Wankel GmbH and the Company(1)

10.5    Teaming Agreement dated May 10, 1993 between Dornier GmbH and the
        Company.(1)

10.6 Teaming Agreement dated June 30, 1993 between Martin Marietta Corporation and the Company(1)

10.7 Purchase Agreement dated November 15, 1991 between John Deere Technologies International, Inc. and the Company.(1)

10.8 Loan Agreement dated June 1, 1992 between New Jersey Economic Development Authority and the Company.(1)

10.9    Asset Purchase Agreement dated August 6, 1992 between

ROTEC   Manufacturing and Engineering Corp., Michael Soimar and the Company.(1)

10.10 Asset Purchase Agreement dated August 12, 1992 between Defense Group Industries, Inc. and the Company.(1)

10.11 Assignment and Transfer of Receivables Agreement dated April 10, 1992 between Commerce Funding Corporation and the Company.(1)

10.12 Employment Agreement dated November 1, 1991 between Richard M.H. Thompson and the Company, as amended.(1)

10.13 Employment Agreement dated December 16, 1991 between Robert L. Osborn and the Company.(1)

10.14 Employment Agreement dated December 16, 1991 between Gary A. LaBouff and the Company.(1)

10.15 Consulting Agreement dated June 1, 1992 between Loeb Partners Corporation and the Company, as amended by Agreement dated May 3, 1993.(1)

10.16   Lease dated January 1, 1992 between Curtiss-Wright Flight
        Systems/Shelby, Inc. and the Company, as amended.(1)

10.17   Rotary Power International, Inc. 1992 Stock Option Plan.(1)

10.18 Stockholders Agreement dated December 31, 1991 between the Company and its Stockholders.(1)

10.19 Modification P00035, P00036, P00037 and P00038 to the contract between the Company and the USMC (incorporated by reference to Exhibit 10.1 contained in the Company's 10-QSB for the period ending September 30, 1994, dated November 7, 1994).

10.20 Letter Contract dated November 8, 1994 between Martin Marietta Ordnance Systems and the Company.(2)

10.21   Letter Contract dated December 21, 1994 between the USMC and the
        Company.(2)

10.22   Not used

10.23 Teaming Agreement dated July 25, 1995 between Teledyne Vehicle Systems and the Company.(4)

10.24 Assets Purchase Agreement dated August 4, 1995 between Rotary Marine Industries, Inc. and the Company.(4)

10.25 Engine Distributor Agreement dated October 5, 1995 between Abejon Rotary Power Corporation and the Company.(4)

10.26 Sales Agreement dated October 16, 1995 between Hussmann Corporation and the Company.(4)

10.27 Modifications P00039 through P00044 to the contract between the Company and the USMC referred to in Exhibit 10.1.(6)

10.28 Amendment, dated September 30, 1995, to Employment Agreement between Richard M. H. Thompson and the Company referred to in exhibit 10.12.(6)

10.29 Amendment, dated September 30, 1995, to Employment Agreement between Robert L. Osborn the Company referred to in exhibit 10.13.(6)

10.30 Amendment, dated September 30, 1995, to Employment Agreement between Gary A. LaBouff and the Company referred to in exhibit 10.14.(6)

10.31 Agreement by and among Mazda Motor Corporation, Mazda (North America), Inc., and the Company dated November 10, 1995 with Addendum.(6)

10.32 Contract dated December 22, 1995 between the United States Marine Corps and the Company with modification P00001 thereto.(6)

10.33 Advice to Wankel GmbH, dated January 10, 1996 terminating the Wankel Licensing Agreement referred to in exhibit 10.4.(6)

10.34 65 Series Distribution Agreement dated January 22, 1996 between Abejon Rotary Power Corporation and the Company.(6)

10.35 Amendment 1, dated February 6, 1996, to Engine Distributor Agreement between Abejon Rotary Power Corporation and the Company referred to in exhibit 10.25.(6)

10.36 Purchase Order, dated February 6, 1996, from Abejon Rotary Power Corporation.(6)

10.37 Consulting Agreement, dated February 6, 1996, pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation.(6)

10.38 Loan Agreement, dated February 6, 1996, between Abejon, Hydro Lance Maritime Transport, Inc. and the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation.(6)

10.39 Promissory Note, dated February 6, 1996, by Hydro Lance Maritime Transport, Inc. pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation.(6)

10.40 Pledge Agreement, dated February 6, 1996, between Abejon and the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon Rotary Power Corporation.(6)

10.41 Pooling Agreement, dated February 6, 1996, between Abejon, Hydro Lance Maritime Transport, Inc. and and Affiliates of the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon Rotary Power Corporation.(6)

10.42 Settlement Agreement, dated March 1, 1996, between Lockheed Martin Ordnance Systems, Inc. and the Company referred to in Exhibit 10.20.(6)

10.43 Deviation From Purchase Agreement between John Deere Technologies International, Inc. and the Company, dated February 19, 1996, as referred to in exhibit 10.7.(7)

10.44 Investment Banking Consulting Agreement for One Year with R.D. White & Company dated June 25, 1996.

10.45 Letter from Shearman & Sterling, attorneys representing Wankel GmbH, dated 19 September 1996, to the Company accepting the termination of the Wankel License Agreement referred to in exhibit 10.4 by mutual consent.

10.46 Vessel Purchase and Sales Agreement (Partial Interest) between Abejon and RPI dated as of October 31, 1996.

10.47 Mar-Trans Affiliates LLC: Operating Agreement between Abejon and RPI dated as of October 31, 1996.

10.48 Agreement of Merger between International Cryogenic Systems Corporation and Rotary Power International dated as of March 21, 1997.

11      Calculation of Income (Loss) per Common Share filed herewith.

21      Subsidiaries of the Company.(6)
--------------------------------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

1 Incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form SB-2, (File No. 33-71334) dated November 5, 1994.

2 Incorporated by reference to exhibit of the same number contained in the Company's Form 10-KSB for year ending December 31, 1994.

3 Incorporated by reference to exhibit of the same number contained in the Company's Form S-8 (File No. 33-93836) dated June 22, 1995.

4 Incorporated by reference to exhibit of the same number contained in the Company's Form 10-QSB for nine months ended September 30, 1995.

5 Incorporated by reference to exhibit of the same number contained in the Company's Form S-8 (File No. 33-98584) dated October 26, 1995.

6 Incorporated by reference to exhibit of the same number contained in the Company's Form 10-KSB for the year ending December 31, 1995.

7 Incorporated by reference to exhibit of the same number contained in the Company's Form 10-QSB for the three months ended March 31, 1996.

8 Incorporated by reference to exhibit of the same number contained in the Company's Form S-8 (File No. 333-06557) dated June 21, 1996.

(b)     Reports on Form 8-K

On October 15, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission. Such Form 8-K discussed a press release of October 10, 1996 entitled "Rotary Power International Announces Downsizing, Missed Payment by Hydro Lance/Abejon and Cash Flow Difficulties."

                                   SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTARY POWER INTERNATIONAL, INC.
--------------------------------
REGISTRANT

     /s/Richard M.H. Thompson
-------------------------------------
By:  RICHARD M.H. THOMPSON, PRESIDENT

MARCH 28, 1997
--------------
DATE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Richard M.H. Thompson
-----------------------------------------------
BY:  Richard M.H. Thompson
Director, President and Chief
Executive Officer (Principal Executive Officer)
DATE:  March 28, 1997

    /s/ Robert L. Osborn
-----------------------------------------------
BY:  Robert L. Osborn
Director
DATE:  March 28, 1997

    /s/ William T. Figart
-----------------------------------------------
BY:  William T. Figart
Director
DATE:  March 28, 1997


-----------------------------------------------
BY:  Ken Brody
Director
DATE:  March   , 1997