Form 10KSB/A
period 1996-12-31
ROTARY POWER INTERNATIONAL INC
filed 1997-04-04
CIK 914539

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            Amendment to Form 10-KSB

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

10.43 Deviation From Purchase Agreement between John Deere Technologies International, Inc. and the Company, dated February 19, 1996, as referred to in exhibit 10.7.(7)

10.44 Investment Banking Consulting Agreement for One Year with R.D. White & Company dated June 25, 1996.***

10.45 Letter from Shearman & Sterling, attorneys representing Wankel GmbH, dated 19 September 1996, to the Company accepting the termination of the Wankel License Agreement referred to in exhibit 10.4 by mutual consent.***

10.46 Vessel Purchase and Sales Agreement (Partial Interest) between Abejon and RPI dated as of October 31, 1996.***

10.47 Mar-Trans Affiliates LLC: Operating Agreement between Abejon and RPI dated as of October 31, 1996.***

10.48 Agreement of Merger between International Cryogenic Systems Corporation and Rotary Power International dated as of March 21, 1997.***

11      Calculation of Income (Loss) per Common Share.***

21      Subsidiaries of the Company.(6)

27      Financial Data Schedule filed herewith**

--------------------------------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

**      Filed in Edgar format only.

***     Previously Filed

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

APRIL 3, 1997
-------------
DATE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Richard M.H. Thompson
-----------------------------------------------
BY:  Richard M.H. Thompson
Director, President and Chief
Executive Officer (Principal Executive Officer)
DATE:  April 3, 1997

    /s/ Robert L. Osborn
-----------------------------------------------
BY:  Robert L. Osborn
Director
DATE:  April 3, 1997

    /s/ William T. Figart
-----------------------------------------------
BY:  William T. Figart
Director
DATE:  April 3, 1997


-----------------------------------------------
BY:  Ken Brody
Director
DATE:  March   , 1997