Form 10QSB
period 1997-03-31
ROTARY POWER INTERNATIONAL INC
filed 1997-05-14
CIK 914539

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

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

The number of shares outstanding of the Registrant's Common Stock par value $.01, as of May 1, 1997 was 5,818,516.

Transitional Small Business Disclosure Format:  [ ] Yes   [X] No



                     ROTARY POWER INTERNATIONAL, INC.

                              FORM 10-QSB

                                 INDEX


PART I - FINANCIAL INFORMATION                               PAGE

Item 1.       Unaudited Consolidated Financial Statements:

              Consolidated Balance Sheets as of
              March 31, 1997 and December 31, 1996              2

              Consolidated Statements of Operations for
              the Three Months ended March 31, 1997 and
              1996                                              4

              Consolidated Statements of Cash Flows for the
              Three Months ended March 31, 1997 and 1996        5

              Notes to Unaudited Consolidated
              Financial Statements                              7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations     9


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                 13


              Signatures                                       14

Part I - Financial Information
Item 1.  Financial Statements

                ROTARY POWER INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)

                                   Mar 31, 1997      Dec 31, 1996
                                   ----------------------------------
ASSETS:                           (Unaudited)

Current assets:
   Cash & cash equivalents                   $744          $634
   Accounts receivable                        360           452
   Other receivable                            15             9
   Inventories                              2,522         2,657
   Prepaid expenses and
     other current assets                       4            10
                                        ---------    ----------
     Total current assets                   3,645         3,762

   Fixed assets                             2,035         2,280
   Patents                                    662           677
   Investment held by trustee               3,242         3,926
   Other assets                               656           664
                                        ---------    ----------
     Total assets                         $10,240       $11,309
                                        =========    ==========

LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
   Current portion of long-term debt   $      187          $184
   Accounts payable                         1,123         1,103
   Accrued liabilities                        932         1,097
   Other current liabilities                  706           565
   Deferred acquisition obligation current    725           225
                                         --------    ----------
      Total current liabilities             3,673         3,174
                                         --------    ----------
Long-term liabilities:
   Deferred acquisition obligation          2,428         2,857
   Long term debt                           6,582         6,629
                                        ---------    ----------
      Total liabilities                    12,683        12,660
                                        ---------    ----------
Commitments and contingencies

Stockholders' equity
   Preferred stock, 500,000 shares authorized:
     Series 1 convertible preferred stock,
      par value $ .01; issued and outstanding
      0 and 0 at March 31, 1997 and
      December 31, 1996 respectively           0             0
   Common stock, par value $ .01; 10,000,000
     shares authorized; issued and outstanding
     5,818,516 and 6,641,432 at March 31, 1997
     and December 31, 1996 respectively       58            66
   Subscription Receivable                     0        (3,150)
   Paid in Capital                        11,263        14,405
   Accumulated deficit                   (13,764)      (12,672)
                                        ---------    ----------
Total stockholders' equity                (2,443)       (1,351)
Total liabilities and stockholders'
     equity                              $10,240       $11,309
                                        =========    ==========



See accompanying notes to unaudited consolidated financial statements.

Part I - Financial Information
Item 1.  Financial Statements

                ROTARY POWER INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (Dollars in thousands, except per share amount)
                           (Unaudited)


                                   Three Months Ended March 31,
                                   ---------------------------

                                        1997           1996
                                   -----------    ----------

Revenues                                  $71        $1,747
                                   -----------    ----------

Cost of expenses:
  Cost of revenues                        597         1,497
  General and administrative              324           592
  Research and development                310           276
                                   -----------    ----------
                                        1,231         2,365
                                   -----------    ----------

     Income (Loss) from Operations     (1,160)         (618)

Other income (expense):
  Interest expense                       (250)         (251)
  Interest income                          73            81
  Other, net                              245             0
                                   -----------    ----------
      Net income (loss)               ($1,092)        ($788)
                                   ===========    ==========
Net loss per common share
   Primary                             ($0.17)       ($0.20)
                                   ===========    ==========
Weighted average common and common
  equivalent shares outstanding:
   Primary                          6,549,997     3,991,432
                                   ===========    ==========


See accompanying notes to unaudited consolidated financial statements.

Part I - Financial Information
Item 1.  Financial Statements


                ROTARY POWER INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31,
                     (Dollars in thousands)

                                             1997           1996
                                         ----------     -----------
                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                          ($1,092)         ($788)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITES:
   DEPRECIATION                                240            231
   AMORTIZATION                                 23             24
   GAIN/LOSS ON SALE OF LONG-TERM INVESTMENT  (245)
   INTEREST                                                    (4)
   CHANGE IN ASSETS & LIABILITIES:
     ACCOUNTS RECEIVABLE                        92            916
     OTHER RECEIVABLES                          (6)            33
     INVENTORY                                 135           (532)
     PREPAID EXPENSES                            6            (14)
     OTHER ASSETS                                             (40)
     ACCOUNTS PAYABLE                           20           (248)
     ACCRUED LIABILITIES                      (165)            55
     OTHER LIABILITIES                         141            501
                                         ----------     ----------
       NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                 (851)           134
                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   SALE OF SECURITIES AVAIL. FOR SALE                         630
   PURCHASE OF LONG-TERM INVESTMENT         (1,583)
   SALE OF LONG-TERM INVESTMENT              2,583
   PURCHASES OF FIXED ASSETS                     5            (46)
                                         ----------     ----------
                                             1,005            584
                                         ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   REPAYMENT OF DEBT                           (44)           (41)
   PAYMENT OF DEFERRED DEBT OBLIGATION                        (75)
   ISSUANCE OF COMMON STOCK                                 3,987
   STOCK SUBSCRIPTION RECEIVABLE                           (3,150)
                                         ----------     ----------
       NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                  (44)           721
                                         ----------     ----------
NET INCREASE /(DECREASE) IN CASH               110          1,439

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                           634             328
                                        ----------      ----------
       CASH AND CASH EQUIVALENTS
         AT END OF YEAR                      $744          $1,767
                                        ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   INTEREST PAID DURING THE PERIOD           $180            $255
   INCOME TAXES PAID DURING THE PERIOD         -               -




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

The balance due on the loan made by the Company to Hydro Lance Maritime Transport, Inc. ("Hydro Lance"), was treated as a subscription receivable through December 31, 1996 since the loan was collateralized entirely by shares of the Company's Common Stock owned by Abejon Rotary Power Corporation ("Abejon"), an entity with common directors, officers and shareholders with Hydro Lance. This loan was written off entirely in the quarter since the Abejon agreements were canceled on March 21, 1997 due to the continuing default by Hydro-Lance in its payment obligations to the Company. 822,916 shares of the Company's common stock originally issued to Abejon, held by the Company as collateral, were canceled, and the subscription receivable was offset against paid in capital.

Information included in the Balance Sheet as of December 31, 1996 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year.

NOTE 2:  SUPPLEMENTAL NON-CASH TRANSACTIONS

DIFFERENCE BETWEEN RENT EXPENSE AND RENT PAYMENTS

Rent expense is recognized on a straight-line basis over the three year lease. For the three month period ending March 31, 1997, rent payments were $6,250 higher than rent expense.

DEVIATION FROM PURCHASE AGREEMENT

The Company did not make a payment of $150,000 on the deferred acquisition obligation due to John Deere Technologies International ("JDTI") on January 30, 1997 and is in negotiation with Deere & Company with regard to the fixed minimum payments due to JDTI under the deferred acquisition obligation.

Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Comparison three months ended March 31, 1997 and March 31, 1996

Revenues for the three months ended March 31, 1997 decreased approximately 96% to $71,000 compared to $1,747,000 for the same period in 1996. This decrease was caused almost entirely by a reduction in U.S. Government contract revenue of $1,612,000 and lower commercial revenue for the Company's 65 Series marine engines to the recreational market. The primary contributor to the decrease in U.S. Government revenue was a reduction of $1,190,000 from a United States Marine Corps (USMC) contract for the development of the five rotor 580 Series engine which was completed in the last quarter of 1996, and a reduction of $322,000 in the original USMC contract, which was completed in the third quarter of 1996.

Cost of revenues decreased 60% in the first quarter of 1997 as compared to the same period in 1996. This decrease was due to lower cost of sales due to the lower revenues, offset by an increase of approximately $475,000 related to the factory cost of the pre-production 580 Series commercial marine engines.

General and administrative expenses decreased 45% from $592,000 in the first quarter of 1996 to $324,000 in the first quarter of 1997.
This decrease was due primarily to reduced payroll costs of $207,000, to reduced expenses for professional fees and other public company expenses of $41,000 and to a reduction in expenses for trade shows and travel expenses of $20,000. The general and administrative expenses for salaries and rent to support the Company's Rotary Power Marine subsidiary also decreased by $36,000 in the first quarter of 1997 as compared to the first quarter of 1996.

Research and development expenses increased 12% from $276,000 for the first three months of 1996 to $309,000 for the 1997 period. This increase was due to an increase of $196,000 in the development, marinization and value improvement program on the 580 Series commercial marine engine offset by decreased activity on projects related to the development of the Company's 65 Series engines running on natural gas for use in industrial markets.

The loss from operations increased $541,000 from a $618,000 loss in the first three months of 1996 to a $1,159,000 loss in the same period in 1997. The higher loss from operations in the first quarter of 1997 was due to the impact of the lower U.S. Government contract revenues, the loss on both the Company's Rotary Marine subsidiary and its Industrial Products Division of $126,000 and $88,000 respectively, the development and value improvement engineering costs of its 580 Series diesel marine engine program, which were offset by the reduced research and development expenses discussed above.

Interest expense remained at $251,000 in the first quarter of 1997 as it was in the 1996 period, and interest income decreased 10% to $73,000 in the first quarter of 1997 from $81,000 in the first quarter of 1996. This decrease was due to lower interest income earned from the FICO Strips. Other net income increased $245,000 in the first quarter of 1997 due to a realized gain on sale of the FICO Strips.

As a result of the above, net loss increased $304,000 to $1,092,000 in the first quarter of 1997 from $788,000 in the first quarter of 1996.

Liquidity and Capital Resources

Net proceeds of approximately $5,000,000 were provided from the Company's initial public offering of common stock in February 1994.

In December 1996, the Company concluded an agreement with International Cryogenic Systems Corporation (the name of which has since been changed to PowerCold Corporation "PowerCold") whereby PowerCold invested $1,000,000 in the Company in exchange for 2,000,000 shares of the Company's Common Stock. Simultaneously, the Company and PowerCold agreed in principle to merge the two companies in a stock-for-stock acquisition, whereby the Company would become a wholly-owned subsidiary of PowerCold. The Company and PowerCold signed a Plan and Agreement of Merger on March 21, 1997 and, upon approval by the stockholders of the Company, the transaction will be completed. Each shareholder of RPI will receive .363 shares of PowerCold common stock for each share of RPI Common Stock upon the closing of the merger. PowerCold, located in Cibolo, Texas, manufactures and markets industrial refrigeration and freezing systems for use worldwide.

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

In February 1996, the Company sold 1,000,000 shares of Common Stock at $4.00 per share to Abejon and received a purchase order from Abejon for the sale of 580 Series marine engines. Simultaneously with the sale of the common Stock, the Company loaned $3,750,000 to Hydro Lance, an affiliate of Abejon. It was intended that the net amount received from the sale of the Common Stock to Abejon less the loan to Hydro Lance plus the scheduled principal and interest payments from Hydro Lance would fund the Company's development, marinization and Value Improvement Program on the 580 Series commercial marine engines. However, after making the first scheduled payment of $600,000 plus accrued interest in April 1996, Hydro Lance defaulted on the $1,000,000 principal payment plus accrued interest due on September 30, 1996. When Hydro Lance failed to make the next repayment installment on its loan on December 30, 1996 of $250,000, the Company notified Hydro Lance, on January 29, 1997, that they were in default of the loan agreement. Hydro Lance did not cure the second default; and, the company, on March 21, 1997, sent Hydro Lance and Abejon a notice declaring an event of default under the loan agreement and declaring the amounts due by Hydro Lance under the loan agreement to be immediately due and payable. The Company furthermore elected to take possession of and execute on the shares of the company's common stock owned by Abejon that were pledged as collateral for the loan agreement.

The Company's cash investment in its wholly owned subsidiary, Rotary Power Marine, since its inception in July 1995 has been approximately $2,100,000. This use of cash consists of net inventory increases of $670,000, the purchase price of the assets acquired from Rotary Marine Industries of $165,000, $688,000 expended on the development of the 65 Series gasoline marine engine, fixed asset acquisitions of $17,000 and a loss of $560,000.

The Company's cash investment in its Industrial Products Division has been $3,409,000 through March 31, 1997. This use of cash consists of $1,315,000 expended on the development of the 65 Series Natural Gas engine, $407,000 in net inventory, $70,000 in fixed asset acquisitions and a loss of $1,617,000, in addition to the development expenditures.

The Company's United States Government contracts were substantially completed by the end of the year 1996. Future U.S. Government contract revenues are expected to be minimal.

Capital expenditures were approximately $5,000 in the first quarter of 1997 compared to $46,000 in the first quarter of 1996.

Working capital at March 31, 1997 was negative ($27,674) compared to $588,080 at December 31, 1996. This decrease is due to a decrease in inventory and accounts receivables and an increase in the current deferred acquisition obligations to Deere, offset by a small increase in cash.

The Company's current and anticipated cash resources, including the $1,000,000 equity investment by PowerCold and the $1,000,000 proceeds from the sale of the FICO Strips, are expected to be sufficient to enable the Company to continue its operations in an orderly manner through June 30, 1997. Accordingly, the Company requires additional financing by June 30, 1997 and thereafter in order to fund its operations until it achieves positive cash flow from the sale of its 580 and 65 Series engines. Therefore, the long-term future of the Company depends on its ability to obtain additional sources of financing and there can be no assurance that such financing can be obtained on acceptable terms or at all.

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

Part II - Other Information
Item 6  - Exhibits and Reports on Form 8-K


(a)       EXHIBITS TO 10-QSB


11        Computations of Earnings (Loss) Per Common
          Share for the Three Months Ended March 31, 1997 and 1996.

27        Financial Data Schedule


(b)       REPORTS ON FORM 8-K

          On March 6, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission. Such Form 8-K discussed the change in the Company's Certified Accountant. On January 6, 1997, the Company filed a Form 8-K with the SEC. Such form 8-K announced the equity investment in the Company by and the proposed merger with International Cryogenic Systems Corporation (now called "PowerCold Corporation").

                        SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ROTARY POWER INTERNATIONAL, INC.
                         (Registrant)

                          /s/Richard M.H. Thompson
                         -----------------------------------------
                         Richard M.H. Thompson
                         President and Principal Financial Officer


May 14, 1997