Form 10QSB
period 1997-06-30
ROTARY POWER INTERNATIONAL INC
filed 1998-09-21
CIK 914539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      From the transition period from                to

                         Commission file number 1-12756

                        ROTARY POWER INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                    13-3632860
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

PO Box 128, Wood-Ridge, New Jersey                     07075-0128
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: 973/777-7373

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to fie such reports), and (2) has been subject to such filing requirements for the past 90 days.

      ( ) Yes        (X) No

The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of August 4, 1998, was 5,968,516.

Transitional Small Business Disclosure Format:  ( ) Yes   (X) No

                        ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         June 30, 1997 and December 31, 1996                                  3

         Consolidated Statements of Operations for the Three Months
         & Six Months ended June 30, 1997 and June 30, 1996                   4

         Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 1997 and 1996                              5

         Notes to Unaudited Consolidated Financial
         Statements                                                           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        7


PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                                9

Item 4.  Submission of Matters to a Vote of Security Holders                  9

Item 6.  Exhibits and Reports on Form 8-K                                     9

         Signatures                                                          11

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                      June 30       December 31
                                                        1997           1996
                                                   ------------    ------------
Current assets
   Cash and cash equivalents                       $     44,122    $    633,597
   Accounts receivable                                  385,742         452,015
   Other receivables                                     15,000           9,083
   Inventories                                        2,373,886       2,657,030
   Other current assets                                  31,398           9,814
                                                   ------------    ------------

      Total current assets                            2,850,148       3,761,539

   Fixed assets                                       1,794,233       2,279,959
   Patents                                              646,608         677,399
   Investment held by trustee                         3,297,657       3,925,761
   Other assets, net                                    674,016         664,154
                                                   ------------    ------------

      Total assets                                 $  9,262,662    $ 11,308,812
                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Current portion of long-term debt               $    191,667    $    183,750
   Accounts payable                                     871,834       1,103,167
   Loan payable                                         216,768              --
   Accrued liabilities                                1,121,679       1,096,638
   Other current liabilities                            708,767         564,904
   Deferred acquisition obligation - current            725,000         225,000
                                                   ------------    ------------

      Total current liabilities                       3,835,715       3,173,459
                                                   ------------    ------------

Long-term liabilities
   Deferred acquisition obligation                    2,500,074       2,857,143
   Long-term debt                                     6,548,333       6,629,167

      Total liabilities                              12,884,122      12,659,769
                                                   ------------    ------------

Commitments and contingencies

Stockholders' deficiency

   Preferred Stock, 500,000 shares authorized
   Common stock, par value $.01
       Authorized: 10,000,000 shares
       Issued and outstanding:
       June 30, 1997: 5,968,516
       December 31, 1996: 6,641,432                      59,685          66,414
   Subscription receivable                                   --      (3,150,000)
   Paid-in capital                                   11,336,367      14,404,638
   Accumulated deficit                              (15,017,512)    (12,672,009)
                                                   ------------    ------------

      Total stockholders' deficiency                 (3,621,460)     (1,350,957)
                                                   ------------    ------------

      Total liabilities and stockholders'
         deficiency                                $  9,262,662    $ 11,308,812
                                                   ============    ============

See accompanying notes to unaudited financial statements

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSUDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three months ended            Six months ended
                                                   June 30                       June 30
                                             1997           1996           1997           1996
                                         -----------    -----------    -----------    -----------
Revenues                                 $    66,754    $ 2,632,000    $   137,754    $ 4,380,000
                                         -----------    -----------    -----------    -----------

Costs and expenses
   Cost of revenue                           582,291      2,255,000      1,179,291      3,752,000
   Selling, general and administrative
       expenses                              423,976        599,000        747,976      1,192,000
   Engineering costs                         124,413        208,000        434,413        484,000
                                         -----------    -----------    -----------    -----------

      Total costs and expenses             1,130,680      3,062,000      2,361,680      5,428,000
                                         -----------    -----------    -----------    -----------

Loss from operations                      (1,063,926)      (430,000)    (2,223,926)    (1,048,000)
                                         -----------    -----------    -----------    -----------

Other income (expense)
  Interest income                             61,197        131,000        134,136        212,000
  Interest expense                          (250,773)      (251,000)      (500,773)      (502,000)
  Other - net                                     --          2,000        245,061          2,000
  Gain on disposal of fixed assets                --             --             --
                                         -----------    -----------    -----------    -----------

     Total other (expense) income           (189,576)      (118,000)      (121,576)      (288,000)
                                         -----------    -----------    -----------    -----------

Net loss                                 $(1,253,502)   $  (548,000)   $(2,345,502)   $(1,336,000)
                                         ===========    ===========    ===========    ===========

            See accompanying notes to unaudited financial statements

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      SIX MONTHS ENDED JUNE 30
                                                         1997           1996
                                                     -----------    -----------
Cash Flows from operating activities:
   Net loss                                          $(2,345,502)   $(1,336,000)
                                                     -----------    -----------
   Adjustments to reconcile net cash
   used in operating activities:
        Depreciation                                     480,895        465,000
        Amortization                                      46,592         47,000
        Interest, net                                     16,097         (7,000)
        Gain/loss on sale of long-term investment       (245,061)

        Changes in assets and liabilities:
           Accounts receivable                            66,273        824,000
           Other receivables                              (5,917)       (55,000)
           Other current assets                          (21,584)       (29,000)
           Inventory                                     283,144       (436,000)
           Other assets                                  (25,663)      (206,000)
           Accounts payable                             (231,333)       (60,000)
           Accrued liabilities                            25,041         (4,000)
           Other liabilities                             143,862        509,000
                                                     -----------    -----------

              Net cash (used in)
                operating activities                  (1,813,156)      (288,000)
                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of long-term investment                   (1,583,000)      (647,000)
   Sale of securities available for sale               2,583,000        630,000
   Purchase of fixed assets                                   --        (57,000)
   Proceeds from sale of fixed assets                      4,831             --
                                                     -----------    -----------

              Net cash provided by (used in)
                investing activities                   1,004,831        (74,000)
                                                     -----------    -----------

Cash flows from financing activities:
   Repayment of long term debt                           (72,917)       (84,000)
   Loan payable                                          216,767
   Payment of deferred debt obligation                        --        (75,000)
   Issuance of common stock                               75,000      1,301,000
                                                     -----------    -----------

      Net cash provided by (used in)
         financing activities                            218,850      1,142,000
                                                     -----------    -----------

Net (decrease) increase in cash                         (589,475)       780,000

Cash and cash equivalents at
   beginning of period                                   633,597        328,000
                                                     -----------    -----------

Cash and cash equivalents at
   end of period                                     $    44,122    $ 1,108,000
                                                     ===========    ===========

Supplementary disclosure of cash flows information:
   Interest paid during the period                       301,326    $   433,000
   Income taxes paid during the period                        --             --

            See accompanying notes to unaudited financial statements

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

The balance due on the loan made by the Company to Hydro Lance Maritime Transport, Inc. ("Hydro Lance"), was treated as a subscription receivable through December 31, 1996 since the loan was collateralized entirely by shares of the Company's Common Stock owned by Abejon Rotary Power Corporation ("Abejon"), an entity with common directors, officers and shareholders with Hydro Lance. This loan was written off entirely in the quarter since the Abejon agreements were canceled on March 21, 1997 due to the continuing default by Hydro Lance in its payment obligations to the Company. 822,916 Shares of the Company's Common Stock originally issued to Abejon, held by the Company as collateral, were canceled, and the subscription receivable was offset against paid in capital.

Information included in the Balance Sheet as of December 31, 1996 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited financial statements of the Company should be read in conjunction with the financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the SEC.

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

Part I - Financial Information

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

On May 23, 1997, operations were ceased and all employees were laid off. The Company anticipated operating funds in association with the impending merger with PowerCold, which did not materialize. Richard M. H. Thompson, former Director, President and CEO, continued on a consulting basis in an effort to consummate the merger. Also several employees remained on a consulting basis at the request of Mr. Frank Simola, Chairman of PowerCold, to support ongoing production and field operations for the 65 Series Natural Gas and 65 Series Marine Engine programs.

The Company's United States Government contracts were substantially completed by the end of the year 1996. The exception being a SBIR contract for a 8.5kW APU for a United States Marine Corps vehicle, which was in progress at the time of shut-down. Future U.S. Government contract revenues are expected to be minimal.

Comparison of Six Months Ended June 30, 1997 and June 30, 1996

Revenue for the three month period ended June 30, 1997 decreased approximately 97%, or $2,565,246 to $66,754 from $2,632,000 for the same three month period in 1996. This decrease comprised a reduction in virtually all U.S. Government contract revenue, offset by an increase in commercial revenue. The primary contributor to the reduction was the effective stoppage of operations on May 23, 1997. The United States Marine Corp. Contract for the development of the 5-rotor, 2950 HP Series 580 engine accounted for $3,023,664 of last year's revenues in this period, and was completed in the third quarter of 1996.

Cost of revenues decreased 69% for the six months ended June 30, 1997, in comparison with the same period in 1996. The lowered costs of reduced production were partially offset by the increase of approximately $475,000 related to the factory cost of the pre-production Series 580 commercial marine engines and by increased costs of roughly $14,000 for the natural gas Series 65 industrial engines. General and administrative expenses decreased 37% due primarily to the cessation of operations, offset somewhat by expenses associated with the continuation of several employees on a consulting basis to support the ongoing production operations and field support of the 65 Series Natural Gas and Marine engine programs.

Engineering and product development expenses dropped 10% (approximately $49,600) due to the termination of all projects midway through the period. Operating losses of $2,223,926 were sustained as expenditures were made on projects for which funding and near-term revenues were anticipated, as well as fixed expenses unrelated to sales volume.

Interest expense remained at $251,000 in the second quarter of 1997, as it was in the 1996 period, and interest income decreased 53% to $61,197 in the second quarter of 1997 from $131,000 in the second quarter of 1996. This decrease was due to lower interest income earned from the FICO strips.

As a result of the above, net loss increased $705,502 to $1,253,502 in the second quarter of 1997 from

$548,000 in the second quarter of 1996.


Liquidity and Capital Resources

In December 1996, the Company concluded an agreement with International Cryogenic Systems Corporation (the name of which has since been changed to PowerCold Corporation) whereby PowerCold invested $1,000,000 in the company in exchange for 2,000,000 shares of the Company's Common Stock. Simultaneously, the Company and PowerCold agreed in principle to merge the two companies in a stock-for-stock acquisition, whereby the Company would become a wholly-owned subsidiary of PowerCold.

In March, 1997, the Company received $1,000,000 from the Trustee for the bondholders of the New Jersey Economic Development Authority Taxable Revenue Bonds, Series 1992, from the proceeds of the sale of the FICO Strips held by the Trustee as collateral for the bondholders.

It was anticipated that these and other cash resources would be sufficient to enable the Company to continue its operations through June 30, 1997. Higher than anticipated operating costs, as well as costs associated with the pending merger caused the funds to be used at a higher than planned rate. The Company anticipated operating funds in association with the impending merger with PowerCold, which did not materialize, as the merger was not consummated.

On May 23, 1997, operations were ceased and all employees were laid off. Mr. Thompson continued on a consulting basis in an effort to consummate the merger. Also several employees remained on a consulting basis at the request of Mr. Frank Simola, Chairman of PowerCold, to support ongoing production and field operations for the 65 Series Natural Gas and 65 Series Marine Engine programs.

The Company's United States Government contracts were substantially completed by the end of the year 1996. The exception being a SBIR contract for a 8.5kW APU for a United States Marine Corps vehicle, which was in progress at the time of shut-down. Future U.S. Government contract revenues are expected to be minimal.

Capital expenditures were essentially non-existent in the first half of 1997, compared to approximately $57,000 for the first half of 1996.

Working capital on June 30, 1997 was ($985,567) compared to ($27,674) on March 31, 1997. The Company remained at a stand-still pending additional operating funds. The long-term future of the Company depends on its ability to obtain additional sources of financing and there can be no assurance that such financing can be obtained on acceptable terms if at all.

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

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)      EXHIBITS TO 10-QSB

11 Computations of Earnings (Loss) Per Common Share for the Six months Ended June 30, 1997 and 1996

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