Form 10QSB
period 1997-09-30
ROTARY POWER INTERNATIONAL INC
filed 1998-09-21
CIK 914539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

        ( ) Yes      (X) No

The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of September 30 , 1998, was 5,968,516.

Transitional Small Business Disclosure Format:  ( ) Yes   (X) No

                        ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                                         PAGE

Item 1.        Unaudited Consolidated Financial Statements:

               Consolidated Balance Sheets as of
               September 30, 1997, and December 31, 1996                               3

               Consolidated Statements of Operations for
               the Nine Months ended September 30, 1997 and 1996                       4

               Consolidated Statements of Cash Flows for the
               Nine Months ended September 30, 1997 and 1996                           5

               Notes to Unaudited Consolidated Financial
               Statements                                                              6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                           7


PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                          8

Item 4.  Submission of Matters to a Vote of Security Holders                           8

Item 6.        Exhibits and Reports on Form 8-K                                        8

               Signatures                                                              10

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   September 30     December 31
                                                       1997            1996
                                                   ------------    ------------
   Cash and cash equivalents                       $     53,286    $    633,597
   Accounts receivable                                  177,077         452,015
   Other receivables                                     15,000           9,083
   Inventories                                        2,369,476       2,657,030
   Other current assets                                  13,331           9,814
                                                   ------------    ------------


       Total current assets                           2,628,170       3,761,539

   Fixed assets                                       1,553,785       2,279,959
   Patents                                              631,212         677,399
   Investment held by trustee                         3,316,418       3,925,761
   Other assets, net                                    666,544         664,154
                                                   ------------    ------------
       Total assets                                $  8,796,129    $ 11,308,812
                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Current portion of long-term debt               $    196,666    $    183,750
   Accounts payable                                     905,871       1,103,167
   Loan payable                                         216,768              --
   Accrued liabilities                                1,294,269       1,096,638
   Other current liabilities                            699,069         564,904
   Deferred acquisition obligation - current            725,000         225,000
                                                   ------------    ------------
      Total current liabilities                       4,037,643       3,173,459

Long-term liabilities
   Deferred acquisition obligation                    2,572,061       2,857,143
   Long-term debt                                     6,543,333       6,629,167

       Total liabilities                          13,153,037.00   12,659,769.00
                                                  -------------   -------------

Commitments and contingencies

Stockholders' deficiency

   Preferred Stock, 500,000 shares authorized
   Common stock, par value $.01
       Authorized:           10,000,000 shares
       Issued and outstanding:
       September 30, 1997:    5,968,516 shares
       December 31, 1996:     6,641,432 shares           59,685          66,414
   Subscription receivable                                   --      (3,150,000)
   Paid-in capital                                   11,336,367      14,404,638
   Accumulated deficit                              (15,752,960)    (12,672,009)
                                                   ------------    ------------

      Total stockholders' deficiency                 (4,356,908)     (1,350,957)
                                                   ------------    ------------
      Total liabilities and stockholders'
          deficiency                              $8,796,129.00  $11,308,812.00
                                                  =============   =============

        See accompanying notes to unaudited financial statements

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSUDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three months ended                        Nine months ended
                                                September 30                             September 30
                                          1997                1996                  1997                1996
                                        -----------------------------            -------------------------------

Revenues                                $    3,303         $  878,000            $   141,057        $  5,257,000
                                        ----------         ----------            -----------        ------------

Costs and expenses
   Cost of revenue                         345,168            752,000              1,524,459           4,504,000
   Selling, general and administrative     164,660            614,000                912,636           1,806,000
   Engineering costs                             -            243,000                434,413             727,000
                                        ----------         ----------            -----------        ------------
       Total costs and expenses            509,828          1,609,000              2,871,508           7,037,000
                                        ----------         ----------            -----------        ------------
Loss from operations                      (506,525)          (731,000)            (2,730,451)         (1,780,000)
                                        ----------         ----------            -----------        ------------
Other income (expense)
   Interest income                          18,812             83,000                152,948             295,000
   Interest expense                       (247,736)          (248,000)              (748,509)           (750,000)
   Other - net                                   -                  -                245,061               2,000
                                        ----------         ----------            -----------        ------------
       Total other (expense) income       (228,924)          (165,000)              (350,500)           (453,000)
                                        ----------         ----------            -----------        ------------
Net loss                                $ (735,449)        $ (896,000)          $ (3,080,951)       $ (2,233,000)
                                        ==========         ==========           ============        ============

            See accompanying notes to unaudited financial statements

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED

                                                        September 30     September 30
                                                            1997             1996
                                                       ------------    ------------
Cash Flows from operating activities:
    Net loss                                           $ (3,080,951)   $ (2,233,000)
    Adjustments to reconcile net cash                  ------------    ------------
    used in operating activities:
          Depreciation                                      721,343         706,000
          Amortization                                       69,888          71,000
          Interest, net                                      69,321         (10,000)
          Gain/loss on sale of long-term investment        (245,060)
          Gain on disposal of fixed assets                       --              --
          Changes in assets and liabilities:
              Accounts receivable                           274,938       1,029,000
              Other receivables                              (5,917)         40,000
              Inventory                                     287,554        (958,000)
              Other assets                                  (29,608)       (850,000)
              Accounts payable                             (197,296)         31,000
              Accrued liabilities                           197,631         (11,000)
              Other liabilities                             134,165         500,000
                                                       ------------    ------------
                 Net cash (used in)
                   operating activities                  (1,803,992)     (1,685,000)
                                                       ------------    ------------
Cash flows from investing activities:
    Purchase of long-term investment                     (1,583,000)       (647,000)
    Sale of securities available for sale                 2,583,000       1,229,000
    Purchase of fixed assets                                     --         (84,000)
    Proceeds from sale of fixed assets                        4,831              --
                                                       ------------    ------------
               Net cash provided by
                 investing activities                     1,004,831         498,000
                                                       ------------    ------------
Cash flows from financing activities:
   Repayment of long term debt                              (72,918)       (127,000)
   Loan payable                                             216,768
   Officer's loan                                                --              --
   Payment of deferred debt obligation                           --         (75,000)
   Issuance of common stock                                  75,000       1,463,000
                                                       ------------    ------------
             Net cash provided by in
               financing activities                         218,850       1,261,000
                                                       ------------    ------------
Net (decrease) increase in cash                            (580,311)         74,000

Cash and cash equivalents at
        beginning of period                                 633,597         328,000
                                                       ------------    ------------
Cash and cash equivalents at
        end of period                                  $     53,286    $    402,000
                                                       ============    ============

Supplementary disclosure of cash flows information:
        Interest paid during the period                     301,326    $    534,000
        Income taxes paid during the period                      --              --

            See accompanying notes to unaudited financial statements

Part I - Financial Information
Item 1.  Financial Statements

                        ROTARY POWER INTERNATIONAL, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements for Rotary Power International, Inc. (the "Company") have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the information contained herein reflects all adjustments (consisting only o normal recurring adjustments) necessary to present fairly the results for the interim periods presented.

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

The Company's United States Government contracts were substantially completed by the end of the year 1996, the exception being a SBIR contract for a 8.5kW APU for a United States Marine Corps vehicle, which was in progress at the time of shut-down. Future U.S. Government contract revenues are expected to be minimal.

Comparison of nine months ended September 30, 1997 and September 30, 1996

Revenues for the nine months ended September 30, 1997, decreased 97% to $141,057 due to the cessation of operations on May 23, 1997, and a reduction in U.S Government contract revenues. The United States Marine Corp. Contract for the Engineering of the 5-rotor, 2950 HP Series 580 engine accounted for $3,023,664 of last year's revenues in this period, and was completed in the third quarter of 1996. Commercial sales for the nine months ended September 30, 1997, accounted for virtually all sales in 1997.

The 66% reduction in cost of revenue for three quarters of 1997 to $1,549,459 from $4,504,000 includes a charge made in the first quarter of 1997 for $475,000 related to the preproduction factory costs of the Series 580 marine engines and the reduction in sales volume. Cost of revenue includes fixed period charges, such as rent on production facilities and depreciation on production machinery and equipment, that are not related to sales volume.

While payroll, benefits and rent for the quarter ended September 30, 1997, were significantly reduced from the similar period in 1996 (49% reduction from approximately $1,806,000 to $912,600), the bulk of General and Administrative costs is fixed expense related to depreciation, legal and auditing expenses, period charges and corporate expenses, the sum of which did not change appreciably.

Engineering costs, likewise, were reduced by approximately 40% or $292,587 due to a reduction in engineering staff and the cessation of Engineering activities in the military market.

The loss from operations increased approximately 53% or $950,000 from a $1,780,000 loss in the first nine months of 1996 to a loss of $2,730,451 for the same period in 1997.

Net interest expense for the first nine months of 1997 increased 31%, or $140,561 over the same quarter of 1996, reflecting reduced interest income on the Company's FICO strips held for collateral on the NJEDA bonds.

Other net income of $245,000 in the first quarter of 1997 was due to a realized gain on the sale of FICO strips. Proceeds from this sale were used to purchase FICO strips of a different maturity.

As a result of the above, net loss increased 28% or $705,899 to $3,233,899 in the first nine months of 1997 from $2,528,000 in the first nine months of 1996.

Liquidity and Capital Resources

It was anticipated that cash resources were sufficient to enable the Company to continue its operations through June 30, 1997. Higher than anticipated operating costs, as well as costs associated with the pending merger caused the funds to be used at a higher than planned rate. As of September 30, 1997, there was insufficient cash to maintain the operations of the Company and the Company was no longer current in its accounts. In addition, the trustee for the NJEDA bondholders had declared an instance of default for the non-payment of interest due on the Company's NJEDA bonds in September, 1997.

Capital expenditures were essentially nil in the first nine months of 1997, compared to approximately $84,000 for the first nine months of 1996.

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

Item 4 - Submission of Matters to a Vote of Security Holders

In prior years the Company held an Annual Meeting of Shareholders. No such meeting was held in 1997.

Item 6 - Exhibits and Reports on Form 8-K

(a)      EXHIBITS TO 10-QSB

11 Computations of Earnings (Loss) Per Common Share for the Three months Ended March 31, 1997 and 1996

27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K