Form 10KSB
period 1997-12-31
ROTARY POWER INTERNATIONAL INC
filed 1998-09-21
CIK 914539

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)
For the transition period from ______________________  to ______________________

1934 Act Commission File Number    1-12756
                                ------------------------------------------------

                        Rotary Power International, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

  Delaware                                      13-3632860
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)

  PO Box 128, Wood-Ridge, New Jersey             07075-0128
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)
Issuer's telephone number, including area code     973/777-7373
                                               ---------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                            Name of each exchange on which
   Title of each class                                registered
  Common Stock                                            None
--------------------------------------------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:
  None
--------------------------------------------------------------------------------
              (Title of each class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year $413,310

    The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,808,982 which is based on the closing price of $0.69 on August 4, 1998.

    The number of shares of Common Stock outstanding on August 4, 1998 was 5,968,516.

    Transitional Small Business Disclosure Format:  Yes [ ] No [X].


                       DOCUMENTS INCORPORATED BY REFERENCE
No information is incorporated by reference.

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I
------
Item 1.   Description of Business .....................................       3
Item 2.   Description of Property .....................................      17
Item 3.   Legal Proceedings ...........................................      17
Item 4.   Submission of Matters to a Vote of Security Holders .........      17

PART II
-------
Item 5.   Market for Common Equity and Related Stockholder Matters ....      18
Item 6.   Management's Discussion and Analysis or Plan of Operation ...      19
Item 7.   Financial Statements ........................................     F-1
Item 8.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure ...................................      27

PART III
--------
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act ..........      28
Item 10.  Executive Compensation ......................................      29
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management .................................................      32
Item 12.  Certain Relationships and Related Transactions ..............      33
Item 13.  Exhibits and Reports on Form 8-K ............................      34

          Signatures ..................................................      58


PART I
ITEM 1.   DESCRIPTION OF BUSINESS

General

Rotary Power International, Inc. (the "Company") is in the business of developing and manufacturing rotary engines for commercial and military use. Based upon tests conducted by the Company and independent testing companies, the Company believes that its rotary engines have demonstrated important benefits which will allow them to compete favorably with reciprocating diesel, gasoline and natural gas engines and turbines in chosen major market segments.

The Company believes that the rotary design of its engines provides advantages over other internal combustion engine designs. Rotary engines do not have reciprocating parts. The compact nature of the power train of a rotary engine results in a high power-to-weight ratio. Since a rotary engine does not require the use of conventional connecting rods between the rotors and the crankshaft, engine volume reduction is realized making the power density of the rotary engine superior to a conventional four-stroke reciprocating engine. The Company believes that its patented SCORE(TM) engine technology offers several advantages over reciprocating engines, such as multi-fuel capability, superior size and weight characteristics for a given power output, low vibration, greater reliability and design simplicity with a high commonality of parts and, in a natural gas-fueled version, lower emissions of oxides of nitrogen. The Company also believes that its SCORE(TM) engine can be manufactured and produced at a significantly lower cost than turbines and will operate with better fuel economy than turbines. The SCORE(TM) engine is also ideally configured to operate at high efficiency on heavy fuels, which include diesel and jet fuel and their derivatives.

The Company believes that its rotary engines can be successfully marketed to a wide variety of commercial industrial and marine markets following appropriate pre-production programs which include cost reduction, value improvement, pilot production run, accelerated reliability testing, and field trials.

Through the fiscal year ended 12/31/96, the Company earned substantially all of its revenues from research and development contracts and subcontracts with the U.S. Government. However, during 1996, the Company finished the last of its U.S. Marine Corps research and development contracts and does not anticipate any major government research and development contracts on any of its engines in the future, with the possible exception of the Series 40 engine in Unmanned Aerial Vehicles and Auxiliary Power Units. The end of the Company's military contract business came earlier than the Company had anticipated and before the Company's commercial engine activities had reached a point where they are profitable.

In 1996, the Company, in response to the loss of the military contract business, began redirecting its efforts mainly to produce engines for commercial markets. The Company believes that its 580 Series rotary engine currently undergoing a cost reduction and manufacturing engineering program ("Value Improvement Program") to reduce its manufacturing cost, can be successfully marketed to a wide variety of commercial and industrial markets, including the marine market, the power generation, compressor, refrigeration and chiller markets.

The Company's accelerated Value Improvement and pilot production of the 580 Series commercial marine engine, and its commercial product thrusts with the 65 Series industrial and marine engine programs were severely curtailed in the fourth quarter of 1996 due to the failure of Hydrolance Maritime Transport, Inc. to meet its financial commitment to the Company. Beginning in October of 1996 the Company was forced to layoff more than 50% of its personnel by year-end and seek new financing for its continued operations.

In December 1996, the Company reached an agreement with PowerCold Corporation (formerly known as International Cryogenic Systems Corporation) whereby PowerCold invested $1,000,000 in the Company in exchange for 2,000,000 shares of the Company's common stock. Simultaneously, the Company and PowerCold agreed in principle to merge the two companies in a stock-for-stock acquisition whereby the Company would have become a wholly-owned subsidiary of PowerCold. The acquisition agreement with PowerCold was terminated in August, 1997 and the merger never took place.

During the first four months of 1997, the Company experienced negative cash flow from operations, including net interest paid, of $375,000 per month. By July, 1997, PowerCold had loaned the Company $217,000. This money was used to meet the payroll which was owed to employees (other than the payroll for the week ended May 23, 1997) and to pay certain outstanding payables. Apart from this loan, neither PowerCold nor the Company was able to secure equity or debt financing in this time period. As of May 23, 1997, therefore, the Company terminated all of its remaining employees in an effort to reduce its costs until it could raise the additional funding required for continued operations. After May 23, 1997, a few employees resumed work on a full or part-time basis for the Company and its subsidiary, Rotary Power Marine, Inc. and those employees have been paid for their time (exclusive of earned vacation pay, which has been largely settled since then).

The Company was not successful in raising additional equity throughout the remainder of 1997. On November 24, 1997 Mr. Richard M.H. Thompson, sole Director, President and CEO of the Company, appointed Mr. Ken Brody sole Director, President and CEO of the Company. Thereafter Mr. Thompson resigned from these positions.

Commencing in June, 1997, and in each month thereafter, the Company failed to make its monthly payments to the Trustee for the Company's 1992 bond financing with the New Jersey Economic Development Authority (NJEDA), and as a result, the bondholder's Trustee declared an event of default on July 2 under the terms of the Trust Indenture.

On December 24, 1997, the Company issued $10,000,000 maturing principal amount of 10.412% zero-coupon bonds, due December 15, 2007, to yield approximately $3.6 million. This money, together with approximately $2.9 million of the net proceeds from the sale of FICO strips held as collateral for the NJEDA bonds, was used to redeem and pay off the NJEDA bond issue for approximately $6.5 million.

On October 30, 1997, following a Notice to Quit and Surrender Possession of the space leased by the Company, the landlord, Curtiss-Wright, locked the premises. Unpaid rent at that point was $591, 850. In order to regain limited access, the Company paid $10,000 to Curtiss-Wright in December, and also reached agreement to settle the arrearage and prepay rent to February 28, 1998. The value of the settlement rent was approximately $706,000. In accordance with the settlement, the Company issued a 4% promissory note to Curtiss-Wright for $400,000 due January 1, 2003, and paid Curtiss-Wright $115,000 in February, 1998.

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

Markets and Business Environment

The commercial redirection of the Company's products has identified three areas where the Company's products are believed to have intrinsic advantages over reciprocating engines: marine propulsion and shipboard use; energy generation, and refrigeration/compressors.

Recent successful hull designs, such as FastShip and catamaran ferries, strongly favor lightweight, powerful engines. Furthermore, a combination of environmental pressures are forcing redesign of many traditional engines, such as two-stroke diesels, outboards, ship engines and stationery generators, all developments favorable to the Company's products. These redesigned engines are more expensive, heavier and even less competitive with rotary engines, whose environmental virtues are innate.

Stringent requirements for reduction of ship emissions, now scheduled for implementation in 2003, are to be measured on a fleet basis. By replacing non-propulsion engines in shipping fleets with the Company's low-emissions engines, some fleets will be able to meet emissions requirements without refit to the propulsion engines. Refitting a ship's main engines to meet the proposed emission standards is much more costly than the replacement of non-propulsion engines with less polluting SCORE engines.

Two major factors in the business environment strongly favor the Company's products in the energy market: the deregulation of power, now the law in several states and expected to spread to other states and countries, and the retuning of major refineries toward the production of diesel fuels over gasoline. This latter trend comes in response to the world-wide environmental pressures that favor the economy of diesel, and will result in an increase in the cost and declining availability of high-grade gasolines and a price reduction and increase in the availability of diesel fuels. The Company's SCORE technology allows a single engine, unmodified, to run on either fuel, but produces the expected economies when run on diesel.

Reserves of natural gas far exceed reserves of oil. The Company has developed SCORE engines running on gaseous fuels, including natural gas. Together with light weight screw compressors, these engines satisfy a large market for electricity peak-shaving in buildings, shopping malls and supermarkets, as well as cold-storage facilities and gas field storage facilities.

Electricity supplied by large utilities remains scarce in developing nations and is expensive in other countries with limited natural energy resources, such as Japan. Light weight, powerful engine driven generators based on the Company's SCORE engines can be airlifted to locations inaccessible by truck, such as fishing villages in Alaska and rural clothing factories in South America. These units can be installed on rooftops where conventional units would require major structural reinforcement. Because they are SCORE engines, they can run on any locally available fuel.

In other markets, especially where generators can be mortgaged as part of a long life asset, the cost of power generation with the Company's products may be significantly less than the peak price per kilowatt, and owning a generator allows flexibility when dealing with power contracts that stipulate minimum and maximum usage, which are common on the Pacific Rim. The deregulation of power provides an opportunity to sell excess power back to the utility grid, which encourages users to install larger private generators than would be required for peak shaving alone.

Internationally, the Company finds itself in a favorable position in Pacific Rim countries, with possible alliances with a major Japanese kairetsu and a major Korean chaibol, as well as promising contacts in China and Taiwan. These prospects have sought us out as suppliers to give their products, primarily in the energy market, a competitive thrust, and frequently to enable the creation of hitherto impossible products, such as quiet, 750KW 50/60 HZ truck-mounted generators capable of negotiating Japan's narrow streets, or a hatchable engine to replace an aging engine in a generator on a submarine.

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

In 1992, the Company acquired certain fixed assets of Defense Group Industries Inc. ("DGII") and substantially all of the fixed assets of ROTEC Manufacturing and Engineering Corp. ("ROTEC"), including all of the intellectual property of these companies. These assets had been used by these companies for the development of a small multi-fuel rotary engine (now, the Company's 40 Series engine).

As a result of the transactions described above, the Company has accumulated an extensive data base of rotary engine technology. The Company's data base includes rotary engine designs and data derived from more than 90,000 hours of rotary engine tests in a variety of sizes from 70 to 40,967 cubic centimeters displacement per rotor. The Company has continued to maintain and expand this data base.

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

The Company, realizing the need to increase the commercial content of its business and reduce its reliance on military/ government programs, formed an Industrial Products Group within the Company in March of 1994 to develop and sell natural gas rotary engines into commercial industrial markets. The Company executed a Development Agreement with Mazda North America (MANA) of Flat Rock, Michigan and Mazda Motor Corporation (MC) of Hiroshima, Japan on December 7, 1993 for import of rotary short block engines converted to a natural gas configuration agreed upon by MC Engineering and the Company's Engineering Department. The Company acquired the services of highly experienced individuals as sales and marketing personnel through a consulting agreement to lead this initiative. A natural gas version of the Mazda rotary was developed during the 1994 and 1995 calendar years designated the 65 Series Natural Gas Rotary Engine ("NGRE").

The Company signed an exclusive four year agreement with the Hussmann Corporation on October 16, 1995 for the 65 Series natural gas rotary engine
(NGRE) for supermarket refrigeration equipment and food store heating. Hussmann supplies such equipment to 48% of the 31,000 supermarkets in the United States.

The Company signed a teaming agreement with Teledyne Vehicle Systems (TVS) of Muskegon, Michigan on July 25, 1995 to work together on the development, marketing, manufacture and sale of the Company's 580 Series rotary engine for the United States Marine Corps (USMC). General Dynamics Land Systems Inc.
(GDLS), a wholly-owned subsidiary of General Dynamics Corporation, bought the assets of TVS in 1996. The Company transferred its teaming agreement with TVS to GDLS. This agreement terminated when the United States Marine Corps and General Dynamics Land Systems Division did not select the Company's rotary engine for their Advanced Amphibious Assault Vehicle in June of 1996.

To further augment its commercial product thrust, the Company created a wholly-owned subsidiary called Rotary Power Marine, Inc. ("RPM") on July 26, 1995 to address the commercial pleasure craft marine market. RPM purchased essentially all of the assets of Rotary Marine Industries ("RMI") of Sandpoint, Idaho on August 30, 1995. RMI was developing a marine rotary engine utilizing the Mazda RX-7 automobile short block under an agreement with MANA and MC. This agreement was terminated and the Company signed a new 65 Series rotary marine gasoline engine agreement with MANA and MC on November 10, 1995. All RMI manufacturing operations have been moved from Spokane, Washington to the Company's Wood-Ridge, New Jersey plant. The General Office of RPM is at the Company's headquarters in Wood-Ridge, New Jersey.

The Company signed a Distributor Agreement on the 580 Series diesel marine engine family with Abejon on October 5, 1995. The area of responsibility of Abejon is the states and provinces bordering the Pacific coast of Mexico, Canada and the United States, including Hawaii. Abejon's area of responsibility was increased to all of the United States during the equity investment negotiation discussed in the following paragraph.

In addition, in February, 1996, Abejon invested a total of $4 million to purchase one million shares of the Company's Common Stock at a price of $4.00 per share. Simultaneously with the sale of the Common Stock, the Company loaned $3,750,000 to Hydro Lance, an affiliate of Abejon. Hydro Lance repaid $850,000 of the loan plus interest. A $1 million repayment which was due on September 30, 1996 was not paid and no further scheduled payments were received in 1996 or during 1997. As a result of this default, certificates for 822,916 shares of the Company's common stock, issued to Abejon, were cancelled.

In December 1996, the Company concluded an agreement with PowerCold whereby PowerCold invested $1,000,000 in the Company in exchange for 2,000,000 shares of the Company's Common Stock. Simultaneously, the Company and PowerCold agreed in principle to merge the two companies in a stock-for-stock acquisition, whereby the Company would become a wholly-owned subsidiary of PowerCold. The Company and PowerCold signed a Plan and Agreement of Merger on March 21, 1997. This Plan and Agreement was never completed and was terminated in August, 1997.

Technology

  History

The Wankel GmbH rotary engine, upon which the Company's rotary engines are based, was first demonstrated in 1954 and is named after its developer, the late Dr. Felix Wankel, a specialist in the design of sealing devices.

In 1958, Curtiss-Wright obtained the first license for rotary engine technology from Wankel GmbH, which gave Curtiss-Wright an exclusive license for North America and certain non-exclusive rights outside of North America. Curtiss-Wright's research and development efforts initially involved gasoline rotary engines with a wide range of power for use in military vehicles and aircraft, and for various commercial uses including automobiles, aircraft, marine pleasure craft and lawn mowers. In the 1960's, the early rotary engines experienced serious problems with gas sealing and poor reliability. These problems were primarily caused by the unavailability of materials that would permit the principles of the rotary engine to be successfully transformed into competitive performance engines. In the past 16 years, enormous progress in materials technology, such as the development of advanced ceramic material, has significantly contributed to the solution of past sealing and reliability problems. The Company and its predecessors and Mazda Motors Corporation ("Mazda"), utilizing advances in material science and machining technology, have independently addressed and solved these early rotary engine problems. Testing of ceramic apex seals has shown an order of magnitude improvement in apex seal wear over the metal seal. Further, apex seal design refinements have resulted in a significant reduction in side housing surface wear.

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

  Description of the SCORE(TM) Engine

The patented stratified charge combustion concept is used by the Company in its SCORE(TM) engines in order to improve the burning of the fuel in the elongated combustion chamber. In this process, exemplified by the 580 Series implementation, there are two high-pressure injection nozzles. The pilot injector injects a small amount of fuel that is ignited by an electrically energized source. This creates a pilot flame which ignites a larger amount of fuel which is injected by the main injector into a stationary flame front as the rotor sweeps past it, creating a layered (stratified) charge. This dual injection system results in more complete combustion of the fuel, reducing emissions, improving fuel economy and allows the engine to run on a wide range of fuels which burn at different rates (omnivorous).

The injection and ignition system of the SCORE(TM) engine allows the engine to operate using heavy fuels over a wide horsepower and speed range without the additional weight required by a reciprocating diesel engine. The SCORE(TM) engine is configured to operate at high efficiency on heavy fuels, which include diesel and jet fuel and their derivatives. Diesel fuel is the fuel of choice for the commercial marine marketplace because of safety of operation and desirability for insurance coverage.

Engine Products

The Company currently has five different displacement rotary engines as exhibited in the following table. As reported earlier, the Company is in the process of selling its 65 Series natural gas and 65 Series gasoline marine engine product lines.

The heavy fuel (Diesel) 580 Series is the primary product thrust by the Company. Company equity and external funding will be used to put this family of engines into the commercial marine marketplace. Outside funding has been proposed for the natural gas variant of the 580 Series. The 70 Series was developed in the late 1980s by the Deere & Company Rotary Engine Division for military power generation and for commercial and pleasure craft marine applications. It was put on the shelf in 1990 and requires an upgrading to take advantage of the technology and material advancements over the past eight years.

The 170 Series has been shelved until commercial funding for the final development of this engine is obtained.

The series designation for each family, the displacement per rotor, the current and potential horsepower per rotor and the maximum potential horsepower of each family of the Company's rotary engines, are listed below:

                        Displacement per              Current             Potential Family
  Family                     Rotor               Horsepower/Rotor         Horsepower Range
  ------                ----------------         ----------------         ----------------
                                                                            (1-6 Rotors)
 40 Series HF*          0.407 liters                   15-50                   15-200(4)
 65 Series NG**         0.65  liters(s)                   40                   40-120(3)
 65 Series G***         0.65  liters(s)                  100                  100-300(3)
 70 Series HF*          0.67  liters                  80-125                   80-500(4)
170 Series HF*          1.72  liters                 200-325                 200-1200(4)
580 Series HF*           5.8  liters                 450-520                 450-3000(6)
580 Series NG**          5.8  liters                     250                 250-1500(6)


          *HF = Heavy Fuel (Diesel, Jet and Gasoline Fuels)
         **NG = Natural Gas
         ***G = Gasoline
          (S) = Production stopped in 1997, assets partially sold
          ( ) = Number of rotors per engine at top of horsepower range

Modularity is one of the attributes of the rotary engine that does not exist with reciprocating engines. A given rotor and rotor housing configuration constitute a unit power module. In each module the rotor and rotor housing are identical. Engines from one rotor up to six rotors can be constructed either by stacking the modules or by coupling 2-rotor engines into 4- and 6-rotor versions. The latter is the preferred choice by the Company for all rotary engines exceeding two rotors.

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

Research and Development Contracts

The Company does not currently have any research and development contracts for rotary engines with the U.S. Government or any commercial company. All contracts with the U.S. Government have been stopped pending close-out and government property disposal in accordance with applicable government property regulations.

Commercial Markets

The Company believes that the rotary engines which it was developing for the military can be modified and adapted for use in a wide variety of commercial and industrial markets, including the commercial and pleasure craft marine market, the power generation, air compressor, chiller and refrigeration markets. Set forth below is a description of the various marine, commercial and industrial markets to which the Company has sold or believes, working on its own or through manufacturers, distributors, and dealers it can successfully sell its engines. There can be no assurance that the Company will be able to sell its engines successfully into any of these markets.

        Commercial and Recreational Marine Markets - 580 Series

The Company believes that there is a substantial market for its rotary engines in the 1000 to 3000 horsepower category, and multiples thereof, for use in ferry boats and other commercial marine craft and yachts. The Company believes that the size, weight, smoothness of operation, acceleration and diesel fuel capability of the SCORE(TM) 580 Series engines give this engine advantages in the marine environment over reciprocating engines. The Company further believes that the weight advantage of SCORE(TM) engines may result in reduced draft, improved fuel economy and higher payloads in boats using SCORE(TM) engines than in boats using reciprocating engines. The compact size advantage of the rotary engine also allows for smaller engine compartments, which may be of significance to boat designers.

         Industrial Markets - 580 Series

With successful and profitable production of the 580 Series diesel-fueled engines for commercial marine applications, the Company believes there is a substantial industrial market in power generation including stationary, mobile and standby operations. The natural gas variant of the 580 Series engines, for which the Company will solicit funding, has excellent potential in the industrial markets of power generation, refrigeration, cooling, water cooling, process and compression.

In 1992, the Company initiated a natural gas development program which continued development originally started through funding from the Gas Research Institute. The Company's natural gas development program on its 580 Series engines is intended to lead to the production of low emission rotary engines suitable for use in areas with stringent air quality regulations. Due to its unique geometry, the rotary engine is able to operate at a very lean fuel to air ratio compared to reciprocating engines. This ratio results in relatively low emissions of oxides of nitrogen, without some of the negative side effects, such as the adverse effect on fuel economy and hydrocarbon emissions, experienced with reciprocating engines. As a result of an internal development program at the Company, a 580 Series prototype engine operating on natural gas has demonstrated emissions of oxides of nitrogen of less than 1.0 gram per horsepower hour, compared to the 4.0 gram limit specified for 1998 by the California Air Resources Board ("CARB"), for heavy-duty vehicles of greater than 14,000 pounds. Further, based upon the Company's interpretation of the CARB specification, levels of non-methane hydrocarbons and carbon monoxide were also well under CARB emissions requirements without after treatment.

Military Markets

In looking at the potential of the Company's commercial SCORE(TM) products in defense, there are many prospects for engine/propulsion systems requiring the power density and multi-fuel capability advantages of the Company's SCORE(TM). These opportunities will be addressed by the Company following successful commercial market introduction and production of the 580 and/or 70 Series engines. There are no assurances that any military prototype and production orders will be received. The Company, both by intention and due to adverse circumstances, had in 1995 and 1996 significantly reduced its reliance on military/government R&D programs in its move toward commercial business in the future.

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

The Company believes that its 40 Series heavy-fueled rotary engine is the only heavy-fueled engine currently in advanced development that can deliver between 50 and 60HP per rotor within the weight, size and specific fuel consumption requirements of the military UAV market. As discussed earlier, the Company won the Heavy Fuel Engine subcontract for the TRW/IAI Hunter UAV from Lockheed Martin in November 1994, which subcontract was terminated for the convenience of Lockheed Martin, TRW/IAI and the U.S. Army on August 4, 1995. The entire Hunter UAV program was terminated for the convenience of the Government early in 1996. Its replacement will be the Tactical UAV (formerly Short Range Maneuver UAV). The Company is in pursuit of the Heavy Fuel Engine development for this Tactical UAV to be used by the U.S. Army and U.S. Navy. The request for a proposal for a family of heavy fuel engines for military Outrider (Tactical) and Predator UAV was not issued by the government in 1997 as expected. Its delay is due to the lack of funds and indecision by the U.S. Army and U.S. Navy on operational procedures; however, the Company will remain vigilant of this potential opportunity. There is no assurance that the Company will be awarded a Heavy Fuel Engine contract for its 40 Series multi-fuel rotary engine.

         Auxiliary Power Units

With developmental success for unmanned vehicles resulting in production of the 40 Series engines the Company will pursue auxiliary power unit military opportunities. There is no assurance that any new auxiliary power unit business will be acquired with the U.S. Government.

Regulation

         Product Regulation - Government

The demand for some of the Company's products is affected by various federal, state and local energy and environmental laws and regulations. All of these laws and regulations are subject to revocation or amendment, and the Company cannot predict what effect revocation or amendment may have on the Company's sales, business or operations.

The 580 Series natural gas engine development which the Company will reactivate upon receipt of equity funding will be subject to various provisions of recent amendments to the Clean Air Act, as well as energy and environmental legislation enacted at state and local levels which may be more stringent than federal laws.

Although federal regulatory standards have been imposed only in connection with on-highway (i.e., truck and bus) vehicles, the United States Environmental Protection Agency, in accordance with the 1990 Clean Air Act amendments, has proposed regulations for engines in non-road equipment and vehicles of 50 horsepower or higher, including agricultural and construction vehicles with full implementation expected in 2000. Initial regulations for marine engines are expected in 2001, however will apply to outboards and personal watercraft only. Emission regulations on inboard, inboard/ outboard and stern drives is not expected before 2005. In addition, in early 1992, the California Air Resources Board finalized regulations for certain off-highway equipment and vehicles using engines rated at 175 horsepower or greater that began in 1996. Proposed regulations require reduced NOx emissions, which favor the Company's SCORE technology engines.

Like all electric power-generating and other fossil fuel- burning systems, the generators, chillers and cogeneration products that the Company may sell engines for demonstration and product sales must comply with federal, state and local environmental laws and regulations. Regulation of products such as those to be sold by the Company is conducted primarily at the state and local levels, where standards can vary. In particular, applicable environmental standards in California are stricter than comparable federal guidelines. The Company believes that its natural gas engines comply with applicable federal and state environmental standards, including those currently in effect in California, though the Company cannot predict whether its products will comply with all environmental standards promulgated in the future. The Company does not believe that the costs and effects of complying with environmental laws relating to the Company's business will have a material adverse effect on the company's business or operations.

Natural gas is one of the many alternative fuels which are addressed by these new laws and regulations. Others include methanol, ethanol, liquefied petroleum gas, hydrogen, electricity and reformulated gasoline. Although the Company believes that natural gas will become a preferred alternative fuel, there can be no assurance of this or that existing and future laws or regulations or their enforcement will create material long-term demand for natural gas fueled vehicles.

         Product Regulation - Marine Industry Regulations

Marine engines are required to comply with certain regulations promulgated by the U.S. Coast Guard. The Company's 580 Series marine engines are being designed and produced to comply with U.S. Coast Guard regulations. Marine engine emissions regulation is expected in the year 2003. The U.S. is signatory to the proposed IMO (International Maritime Organization) regulations which, for the first time, specify exhaust stack emission units for shipping on the high seas. The fleet emissions standards will favor RPI's engines in shipboard applications as auxiliary power and propulsion. Finally, in order to qualify for passenger vessels, the Company's larger engines should be submitted for classification by one or a few marine classification agencies, such as American Bureau of Shipping, or Lloyd's Registry.

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

Manufacturing and Assembly

The Company has sufficient capital equipment and manufacturing space available to support its current operations. The Company has adequate capacity to manufacture and test prototypes and limited production quantities of the 70 Series and 580 Series SCORE(TM) engines, and to assemble and test engine-alternator units based on these engines. The Company has retained sufficient machining capability to manufacture the critical features of the major housing components.

The Company purchases many of the components used in its rotary engines and completely assembles each engine at its facilities. The Company believes that virtually all of the parts necessary to manufacture its engine, such as rotors, crankshafts, castings, and forgings, are available from a variety of vendors in the United States and Canada.

Sales & Service

The primary task of an engine manufacturer must be to produce high quality engines in quantity at a marketable price, with good availability and strong service. The Company's sales and service policies are directed toward these ends.

Major accounts, such as SeaBank and Marubeni, continue to be serviced directly by Company executives and Company personnel in international sales management. For major accounts, the solicitation of orders, contract management, delivery and service logistics and production orders will remain with the Company, even though the contracts originate elsewhere, and commissions may be payable on these orders.

Providing engines to special markets is the business of the Company's Master Engine Distributors, each one having a contractual segment of a vertical market and a territory and engine line. Master Distributors are required to stock engines and meet minimum sales targets, make a substantial investment, and to provide service where practical. In 1997 the Company had one Master Distributor; the Company anticipates that several more will be added in 1998.

Aside from purchased components such as starters, pumps and injectors, a typical two-rotor engine has only three moving parts. This core of the engine, consisting of the housing and internal parts, is called a Power Core. Any problem internal to an engine is remedied by a replacement of the Power Core. Therefore, rotary engines do not require as extensive a parts and service network as required for reciprocating diesels.

Master Engine Distributors are responsible for service for all external components and to stock replacement Power Cores. The Company has sufficient spare parts and Power Cores to service existing engines in the domestic market.

PowerCold and its subsidiaries and acquisitions continue to market the Company's products in refrigeration markets, as well as oil field development and stationary engines for peak load shaving applications.

Intellectual Property

The Company believes that it owns or has license and patent protection for certain elements of the technology necessary to develop and produce its rotary engine. The Company owns approximately 24 patents and four new patent applications covering the design, materials, and manufacture of its rotary engine. These patents cover the concepts used in the SCORE(TM) engine combustion system and certain areas of the design and materials used in the sealing elements and in other critical technology areas. These patents cover not only the design currently used in the engines, but also those concepts that have been identified for future research and development. A portion of the patents and intellectual property of the Company is subject to the rights of the U.S. Government for military uses.

The Company does not consider any one or group of its patents to be of such importance that their expiration, termination, or invalidity would materially affect the Company business. There can be no assurance that the issued patents or the licensed rights of the Company will fully, or even partially protect the Company's technology from competitors approaches, or that new patent applications will be allowed.

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

In addition, the Company may face competition from engineering firms developing small gas turbines and small fuel cells for sale to industry. These companies may have substantially greater resources for research, development and manufacturing than the Company. Despite the fact that the Company has developed and patented its rotary engine technology, it is possible that the Company's competitors may succeed in developing technologies and products that are more effective or commercially acceptable than those developed by the Company.

Employees

As of December 31, 1997, the Company had one employee.

Until the first quarter of 1997, the Company had been able to attract and retain the engineers, professionals and other personnel required by its business. Due to the financial difficulties encountered by the Company since October 1996, it may be more difficult to recruit and retain employees in the future. None of the Company's employees is represented by a labor union and the Company considers relations with its employees to be good.


PART I

ITEM 2. DESCRIPTION OF PROPERTY

Property

The Company leased 127,640 square feet of space from Curtiss-Wright at an average annual lease expense of $500,000 per year on a three-year lease ending December 31, 1994. The Company exercised a three-year renewal option extending the lease term to December 31, 1997 at an average annual lease expense of $575,000. The facility is located at 1 Passaic Street, Wood-Ridge, New Jersey 07075. Approximately 54,000 square feet at the facility are used by the Company for manufacturing and assembly. Twelve fully instrumented engine test cells, with the capability of testing engines from 10 to 3,350 horsepower, occupy a further 20,000 square feet. The balance of the facility includes offices for design, development engineering, marketing, and administration. Due to the Company's financial problems in the last quarter of 1996 and throughout 1997, the Company was in default on its lease obligations in the amount of $591,850 as of December 15, 1997.

On December 22, 1997, the Company negotiated a settlement of the rents due Curtiss-Wright until February 28, 1998. As part of the settlement, the Company gave up the 54,000 square foot manufacturing area and consolidated its manufacturing in the test cell areas. In addition to the test cells, the Company occupies approximately 10,000 square feet of office space.


PART I
ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, and the Company's property is not the subject of, any material pending legal proceedings, nor, to the Company's knowledge is any material legal proceeding threatened.

PART I
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Due to the lack of available capital and the cessation of operations, the Company did not hold an annual meeting of the stockholders in 1997.

As of the close of business on January 30, 1997, Messrs. Warren D. Bagatelle, James P. Wade and James M. Beggs resigned as Directors of the Company.

On March 31, 1997, the Directors of the Company elected Francis L. Simola, Chairman, CEO and President of PowerCold, to fill a vacancy on the Board of Directors and also to serve as the Secretary of the Company. Simultaneously therewith, based on a written demand received from counsel to PowerCold and on the belief that Mr. Simola's election as a Director and Secretary of the Company had become effective, the four other Directors of the Company, Richard M.H. Thompson, Robert L. Osborn, William T. Figart and Ken Brody, resigned as Officers and/or Directors of the Company effective April 1, 1997. On June 17, 1997, Mr. Simola informed the previous Officers and Directors of the Company in writing that he did not, and had not, accepted the positions of Director and Secretary of the Company. After several consultations with Mr. Simola, on July 16, 1997, Messrs. Thompson,

Osborn and Figart, three of the four former Directors who had resigned effective April 1, 1997, held a meeting, rescinding their resignations as Directors and elected Mr. Thompson as President and CEO of the Company to serve as such at least through the effective date, if any, of the merger with PowerCold.

Following the July 16, 1997 Board Meeting Messrs. Figart and Osborn resigned as Directors of the Company.

On November 24, 1997, Mr. Richard M.H. Thompson appointed Mr. Ken Brody, a former Director of the Company and principal in Abejon Rotary Power, President, Sole Director, and Chief Executive Officer of the Company, and then Mr. Thompson resigned.


Part II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock ("Common Stock"), par value $.01, has been publicly traded since February 9, 1994. The Common Stock traded in the over-the-counter market on the National Association of Securities Automated Quotation System (NASDAQ) Small Capitalization Issues under the symbol RPII and on the Pacific Stock Exchange (PSE) under the symbol RPX until December 14, 1996 in the case of NASDAQ and December 4, 1996 in the case of the PSE. The common stock of the Company was deleted from NASDAQ on December 19, 1996 and was suspended from the PSE on December 4, 1996. Since December 19, 1996 it has traded on the Over The Counter Bulletin Board ("OTCBB"). On July 23, 1998, the trading symbol for the common stock changed to RPIN on OTCBB.

There was no public market for the Company's Common Stock prior to February 9, 1994.

The following table sets forth the range of high and low bid and ask prices of the Common Stock on the NASDAQ for the fiscal quarters indicated, as reported by NASDAQ. All over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

COMMON STOCK
------------

                                 BID                       ASK
                        --------------------     -----------------------
                          HIGH         LOW         HIGH            LOW
                        --------------------     -----------------------
Year Ended 12/31/97
First Quarter             .625        .15625     1.03125          .22
Second Quarter            .3125       .13         .375            .18
Third Quarter             .14         .04         .18             .0499
Fourth Quarter            .1          .03125      .135            .04
Year Ended 12/31/96
First Quarter            3 5/8       2           4               2 3/8
Second Quarter           3 3/8       2           3 11/16         2 1/4
Third Quarter            2 5/8       0 3/4       3               0 15/16
Fourth Quarter            .21875      .0625       .28125          .15625


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

On August 1, 1998, there were approximately 750 common stockholders of record.

The following table sets forth all equity securities sold by the Company during the fiscal year ending December 31, 1997 that were not registered under the Securities Act. All such equity securities sold by the Company were shares of Common Stock.

SALE DATE                   SHARES        CONSIDERATION         PERSONS TO WHOM SOLD
---------                   ------        ------------          --------------------
                                          (Price/Share)
December 20, 1996           2,000,000          $0.50            PowerCold Corp.((1))

March 13, 1997                150,000          $0.50            Rickel Securities, Inc. and its affiliates((2))

----------------------------------
((1)) Sold in connection with the Plan and Agreement of Merger. Such shares were sold in December 1996, but were not delivered to the purchaser until January 1997.
((2)) Sold as consideration for services rendered in connection with the sale of the FICO Strips.

      All of the Common Stock listed above was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and no public offering was involved. All of the purchasers acquired the Common Stock for investment, and there was no general advertising or general solicitation in connection with the offer and sale of the Common Stock. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and in connection with these sales.


PART II
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General Overview

The Company and its wholly-owned subsidiary, Rotary Power Marine, Inc. ("RPM") are engaged in the research, development, demonstration and production of rotary engines and electric power generation units capable of operating on a variety of liquid fuels and natural gas. The Company's strategic thrust is to penetrate commercial engine markets. The Company's commercialization efforts are focusing on natural gas rotary engines for industrial markets and liquid fuel engines for the commercial and recreational marine markets.

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

Pursuant to the purchase agreement with JDTI, the Company has an obligation to pay JDTI earned deferred payments for applicable rotary engines sold. The deferred payments are 3.0% of the first $100 million of engine sales, 2.5% of the next $100 million, 1.5% of the next $100 million up to $300 million and 0.5% of all applicable rotary engine sales thereafter. These earned deferred payments are reduced by the amount of the deferred obligations of $5.1 million discussed above. The Company did not make a payment of $150,000 on January 30, 1997. Also, in 1996 the Company was unable to make the full payment of $150,000 which was due to the seller on January 30, 1996, deferring the remaining $75,000 balance to January 30, 1997, which was not paid.

To date, the Company has earned substantially all of its revenues from contracts or subcontracts with the U.S. Government. All these contracts have been completed or otherwise terminated, and the Company does not anticipate substantial revenues from the U.S. Government in the future.

In 1995, the Company established RPM, a wholly-owned subsidiary, which acquired certain assets of Rotary Marine Industries, Inc. (RMI) for approximately $165,000 and a royalty on future 65 Series rotary marine engine sales. RPM produces rotary engines for commercial and recreational marine markets. RPM's business has been unprofitable due to sales volume well below initial projections, while RPM also competed for capital from projects related to the Company's main businesses. Therefore, management has decided to divest the Series 65 engine inventory and related assets, as well as the Company's non-exclusive right to purchase engines under its contract with Mazda, and redirect the recovered capital into the Company's operations. The subsidiary, RPM, will be redirected to the manufacture of the alternator assemblies and other components of the Company's power generation units.

In accordance with its plans to redirect the RPM subsidiary, the Company signed a contract for the sale of a portion of RPM's 65 Series gasoline marine pleasure craft engine inventory and some associated production equipment with Rotary Power Marine Corporation, a New York corporation, on June 4, 1998, which closed on July 28, 1998. Under this agreement the purchaser will also assume the Rotary Power Marine name and trademark.

Pursuant to the Company's licensing agreement with Wankel GmbH (the "Wankel Licensing Agreement"), the Company had an obligation to pay Wankel GmbH royalty fees for all small rotary engines up to and including 650 cubic centimeters per rotor (the "Licensed Engines") sold by the Company in varying amounts through the year 2008. However, the Company advised Wankel GmbH on January 10, 1996, that know-how required to be supplied under the provisions of the Wankel License Agreement was not delivered. The Wankel License Agreement was terminated by mutual consent on September 19, 1996, with no further payments due.

To obtain additional working capital for its planned operations in 1998, the Company signed a contract with Rotary Power Enterprise, Inc. ("RPE") on July 2, 1998 for the sale of its 65 Series Natural Gas Rotary Engine product line and a Distributor Agreement for the Natural Gas fueled 580 Series engines. Upon completion of the transaction, which is subject to the fulfillment of various closing conditions, the Mazda NGRE agreements and the Hussmann agreement will be included in the sale of the 65 Series Natural Gas engine product line asset to RPE. The anticipated proceeds from this sale includes the release of a lien for $217,000, issued to secure a loan by PowerCold to the Company.

Business Environment

The Company has targeted significant potential commercial markets for the Company's small and lightweight rotary engines and power generating units, operating with reduced vibrations and emissions. Such potential markets include the stationary gaseous fuel industrial market (chillers, compressors, generators, and refrigeration units), the commercial and recreational marine market, and the electrical power generation market. In addition, through Master Distributor Agreements with value-added resellers of the Company's products, the Company anticipates sales in heavy off-road trucking, military vehicles, and the general aviation market. During 1994 and 1995, the Company accelerated the product development of natural gas rotary engines for the commercial and industrial markets. In addition, in 1995, the Company received and delivered its first commercial order for a 580 Series rotary marine engine. Early in 1996, the Company received an order from Abejon Rotary Power Corporation (Abejon) for nine twin rotor and two six rotor 580 Series rotary marine engines. The Company has distribution agreements in place with Abejon for the 580 Series marine engines.

Results of Operations

Twelve months ended December 31, 1997 vs Twelve months ended December 31, 1996

Financial results of the Company for the year ended December 31, 1997, represent the results of five months of operations severely limited by funding followed by seven months of plant closure. Revenue for 1997 decreased by 92% due to the completion of all U.S. Government contracts and seven months of non-operation. The net loss of $5,032,819 increases the Company's net operating loss carryforward to approximately $15 million. This loss includes write-offs of $1,541,183 in anticipation of the disposition of assets and the change in markets.

Cost of revenues decreased 51% to $3.0 million, which includes an inventory reduction of $1.3 million and $475,000 of gross margin reduction taken on the Series 580 Mark I engine build.

General and administrative expenses decreased 43% to $1.3 million primarily due to the May layoff of virtually all employees, with rent and other fixed expenses making up the bulk of the continuing expenses after that date.

Research and development expenses decreased 74% to $0.4 million again due to the May layoff. Engineering staff worked on the development of the gaseous fueled engines and the Series 580 value improvement program until the layoff.

Although expenses for 1997 were sharply curtailed, the reduction in revenues was abrupt, resulting in a loss of $4.3 million from operations, exceeding the 1996 loss by less than 2%.

Interest expense, reflecting the interest on the NJEDA bonds, remained roughly the same in 1997 as in 1996. Interest income decreased by 59% due to the liquidation of a portion of the FICO Strips and the exchange of the remaining FICO Strips for a different issue of FICO Strips with a lower yield.

In 1997, the Company had other income of $148,188 consisting of the net of the realized gain on the retirement of the NJEDA bonds of $167,445 and a loss on the disposal of assets of $19,257. In 1996, the Company incurred other net expenses of $59,000.

As part of this restructuring, the Company redeemed and paid off all $6.5 million of its NJEDA bonds outstanding by liquidating the balance of its FICO strips, applying $2.9 million of the net proceeds from the FICO strips towards the NJEDA bonds, and floating a new $10,000,000 maturing principal amount of ten-year, 10.412% bonds due December 15, 2007, which raised the remaining balance, $3.6 million. The liquidation of the FICO strips resulted in a gain of $479,014. Redemption of the NJEDA bonds cured various default conditions under the loan agreement with the NJEDA. The new bonds are callable any time at their accreted value and are zero-coupon bonds, preserving the Company's cash flow during the restructuring and for some time thereafter. The Indenture of Trust for these bonds requires the Company to establish and maintain a Bond Reserve Fund equal to 50% of the principal amount of the then outstanding bonds on December 31. 2000. With no bonds called, the requirement for this Bond Reserve Fund would be $2,457,000 on January 1, 2001.

In conjunction with the restructuring of long-term debt, the Company negotiated a settlement of the $705,890 rents due its landlord, Curtiss-Wright, until February 28, 1998, by paying $125,000 in cash ($115,000 of which is a current liability at year-end), and a $400,000 note, due January 1, 2003, bearing interest at 4% and secured by any excess unsecured collateral after the satisfaction of provisions in the bond Security Agreement. The Company also agreed to relinquish its 54,000 square foot manufacturing facility to Curtiss-Wright, and to renegotiate a lease for the Company's executive office space and the existing Engine Test Facility. At this time the Company has complied in all respects with its agreements with Curtiss-Wright and has consolidated its manufacturing facilities within the Engine Test facilities.

As at the end of the year the Company had entered into discussions with an auctioneer for the conversion of underutilized production machinery and furniture to capital for payment of the Company's general debts. This transaction was consummated in February, 1998.

As a result of the above, net loss for the Company increased from $4970,054 in 1996 to $5,031,819 in 1997.

During early 1998 the Company advanced a plan to negotiate its ordinary debts via a composition of creditors, which was carried out, successfully, by the end of June, 1998. No filing under any bankruptcy or reorganization statute was required.

Twelve months ended December 31, 1996 vs Twelve months ended December 31, 1995

Revenue for 1996 decreased 37%, or $3,339,000, to $5,768,000 compared to $9,107,000 in 1995. The decrease in revenue was due to a decline in all the Company's research and development contracts with the U.S. Government, including, in particular, a decline of $211,000 in the company's principal contract received in December 1994 from the USMC (United States Marine Corp) to design, test and deliver a five-rotor 580 Series engine at a 2600HP rating; and decreased revenue of $2,660,000 from a contract awarded in November 1994 by Lockheed Martin for development and delivery of 40 Series turbocharged engines for the U.S. Army's Joint Tactical Unmanned Aerial Vehicle (JT-UAV) Hunter aircraft. This contract was terminated for the convenience of the Government as of August 4, 1995. On March 1, 1996, the Company and Lockheed Martin entered into a termination settlement agreement relating to the JT-UAV contract pursuant to which the Company received payment of the settlement amount less amounts previously paid to the Company. Applicable write-off of receivables were taken in the 1995 period. Other declines in contract revenue were $793,000 in the Basic USMC 580 Series contract, $159,000 in a 40 Series Dual-Use APU contract with Martin Marietta and decreased revenue of $88,000 from other small contract activity. The decreases in revenue discussed above were offset by increased revenue of $90,000 from a small NASA contract; $308,000 on a new contract to build and demonstrate an 8.5kW APU powered by the 40 Series engine for the command version of the USMC AAV and $39,000 from two other small contracts. In addition to the above, as a result of the Company's commercialization efforts, the Company realized increased commercial revenues in 1996 in the amount of $539,000 from the sale of its 65 Series natural gas and marine engines.

Cost of revenue decreased 1%, or $42,000 in 1996 as compared to 1995. This reduction resulted from a decrease in costs on government programs due to the substantial reduction in government revenues from 1995 to 1996 offset by an increase of approximately $785,000 released to the costs of the pre-production 580 Series commercial marine engine and $788,000 due to the increased pre-production costs on the commercial 65 Series engines.

General and administrative expenses decreased 10% or $259,000, from $2,614,000 in 1995 to $2,355,000 in 1996. The decrease was primarily due to (i) lower salaries and benefits in 1996 of $178,000, (ii) a $30,000 decrease in legal costs incurred in 1996, (iii) the elimination of royalty expense associated with the Wankel GmbH License Agreement of $105,000, (iv) reduced expenses associated with consultants of $60,000, and (v) reduced travel and other expenses of $26,000. These decreases were offset by increases in expenses of $178,000 to support the Company's Rotary Power Marine, Inc. subsidiary.

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

Interest income was higher in 1996 by 5% or $19,000 due primarily to interest from the Hydro Lance loan and a small increase in interest earned from certain obligations issued by the Financing Corporation, a mixed ownership government corporation chartered by the Federal Home Loan Bank and Board (the "FICO Strips"), which serve as collateral for the NJEDA bonds. Interest income in 1996 was offset by a reduction in the interest income from investing the remainder of the net proceeds of the Company's initial public offering of Common Stock. Other Net Expense decreased by $33,000 from $92,000 in 1995 to $59,000 in 1996. This decrease is due to a lower loss on disposal of fixed assets of $61,000 in 1996 as compared to $163,000 in 1995, which was offset by a realized gain in 1995 of $68,000 on the sale of Securities Available for Sale.

As a result of the above, net loss increased from $2,326,171 in 1995 to $4,970,054 in 1996.

Management

As of November 24, 1997, Richard M. H. Thompson was succeeded by Ken Brody as President, Chief Executive Officer and Sole Director. Mr. Brody, at one time a Director of the Company, came in for the express purpose of restructuring the Company's finances, markets and directions. Mr. Brody then hired back John Mack as Chief Engineer, along with several of the Company's experienced and loyal administrative, engineering and production people to create a core staff. As further decision support for the restructuring, the Company retains the consulting services of William T. Figart, former Director and officer, and Gary LaBouff, former Vice President of Engineering. Subsequent events have shown this team to be effective, flexible and capable of carrying forward the Company's mission.

In order to retain topnotch employees without investing heavily in management infrastructure and benefits, the Company leases its employees, except the President, from Employee Solutions Inc. as of February 15, 1998. Under ESI leasing arrangement the Company's employees get medical insurance, workers compensation and an employee-contribution 401K plan.

Other

The Company does not consider the impact of inflation to be significant to the results of its operations in the periods from January 1, 1995, to December 31, 1997, due to the nature of its cost reimbursement contracts with the U.S. Government. Thereafter, inflation at recent rates are not considered a factor in the Company's performance.

Liquidity and Capital Resources


During 1997, cash was used to (i) maintain the Company in a viable condition,
(ii) redeem the NJEDA bonds, (iii) fund the continued development of the Company's industrial engines, and (iv) fund the Value Improvement Program on the Series 580 engines.

The Company's stock subscription agreement with Hydro Lance Maritime Transport defaulted in the fourth quarter of 1996 after bringing in $800,000 of equity, for which Abejon Rotary Power Corporation, a party to the subscription agreement, received 177,084 shares of common stock. Abejon further committed $500,000 to the Company as a deposit against an order of fifteen Series 580 two-rotor production units for marine use. The Company acknowledges this order and retains the deposit.

In December, 1996, the Company concluded an agreement with PowerCold, whereby PowerCold invested $1,000,000 in the Company in exchange for 2,000,000 of the Company's Common Stock. Simultaneously, the Company and PowerCold agreed to merge the two companies in a stock-for-stock acquisition, whereby the Company would become a wholly-owned subsidiary of PowerCold. This merger was never consummated and was terminated in August, 1997.

Working capital decreased from $588,000 at December 31, 1996, to a deficit of $1,796,287 by December 31, 1997. This decrease was due to (i) a decrease in cash and receivables of roughly $1.0 million; (ii) a decrease in inventories of $1.3 million; and (iii) a $500,000 increase in the deferred acquisition obligation due JDTI. These were offset by the $328,000 held by the Trustee for the NJEDA to complete the liquidation of long-term debt due to NJEDA bondholders.

In March 1997, the Company received $1,000,000 from the Trustee for the NJEDA bondholders for the proceeds of the sale of FICO strips held by the Trustee as collateral for the bondholders. The remaining proceeds from the sale were reinvested in FICO strips with a different maturity and redeposited with the Trustee to continue to serve as collateral for the bondholders..

The Company's current and anticipated cash resources, including proceeds from anticipated sales of assets in 1998, is sufficient to enable the Company to meet its anticipated operating needs until September, 1998.

 The Company will solicit external funding for the completion of the production design of the 40 Series family of engines for commercial and/or military applications.

Year 2000 Compliance

The Company's accounting, manufacturing, order entry, bill of materials, and inventory systems are currently being converted to a new system and will be compliant with processing requirements for the year 2000 by the fourth quarter of 1998. There are no other systems considered material to the Company's operations that would be vulnerable to this problem.

PART II
ITEM 7. FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        Consolidated Financial Statements
                 for the years ended December 31, 1997 and 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                        ROTARY POWER INTERNATIONAL, INC.

                                    CONTENTS

Report of Independent Accountants                                         F-2

Consolidated Balance Sheets - December 31, 1997 and 1996                  F-3

Consolidated Statements of Operations for the Years
  Ended December 31, 1997 and 1996                                        F-4

Consolidated Statements of Changes in Stockholders'
  Equity (Deficiency) for the Years Ended
  December 31, 1997 and 1996                                              F-5

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1997 and 1996                                        F-6

Notes to Financial Statements                                             F-7 - F-20


                         ROTARY POWER INTERNATIONAL K-1

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
  Rotary Power International, Inc.

We have audited the accompanying consolidated balance sheets of Rotary Power International, Inc. and subsidiary (the "Company") as of December 31, 1997 and 1996, and the consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotary Power International, Inc. and subsidiary as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company's significant operating losses and deficiency in working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
July 22, 1998

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS


                                                                                     1997            1996
                                                                                 ------------    ------------
Current assets:
     Cash and cash equivalents                                                   $     42,894    $    633,597
     Cash held by trustee                                                             328,113
     Accounts receivable                                                               42,723         452,015
     Other receivables                                                                 15,000           9,083
     Inventories                                                                    1,341,665       2,657,030
     Other current assets                                                                 500           9,814
                                                                                 ------------    ------------
         Total Current Assets                                                       1,770,895       3,761,539

Fixed assets                                                                        1,280,794       2,279,959
Patents                                                                               615,817         677,399
Investment held by Trustee                                                          3,925,761
Other assets, net                                                                     266,214         664,154
                                                                                 ------------    ------------
                                                                                 $  3,933,720    $ 11,308,812
                                                                                 ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of long-term debt                                           $    274,275    $    183,750
     Accounts payable                                                                 939,274       1,103,167
     Loan Payable                                                                     216,768
     Accrued liabilities                                                              904,865       1,096,638
     Other current liabilities                                                        507,000         564,904
     Deferred acquistion obligation - current                                         725,000         225,000
                                                                                 ------------    ------------
         Total Current Liabilities                                                  3,567,182       3,173,459

Long-term liabilities:
     Deferred acquisition obligation                                                2,644,049       2,857,143
     Long-term debt                                                                 3,631,265       6,629,167
     Note Payable                                                                     400,000
                                                                                 ------------    ------------
         Total Liabilities                                                         10,242,496      12,659,769
                                                                                 ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, 500,000 shares authorized Common stock, par value $.01;
      10,000,000 shares authorized; 5,968,516 for 1997 and 6,641,432 for
      1996 shares issued and outstanding                                               59,685          66,414
     Subscription receivable                                                       (3,150,000)
     Paid-in capital                                                               11,336,367      14,404,638
     Accumulated deficit                                                          (17,704,828)    (12,672,009)
                                                                                 ------------    ------------
             Total Stockholders' Deficiency                                        (6,308,776)     (1,350,957)
                                                                                 ------------    ------------
                                                                                 $  3,933,720    $ 11,308,812
                                                                                 ============    ============

The accompanying notes are an integral part of the statements.               F-3

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                        1997            1996
                                                        ----            ----
Revenues                                            $    413,310    $  5,768,143
                                                    ------------    ------------
Costs and expenses:
      Cost of revenues                                 2,979,763       6,031,334
      General and administrative                       1,349,473       2,354,788
      Research and development                           434,412       1,666,366
                                                    ------------    ------------

            Total Cost and Expenses                    4,763,648      10,052,488
                                                    ------------    ------------

            Loss From Operations                      (4,350,338)     (4,284,345)

Other income (expense):
      Interest expense                                  (983,618)       (998,581)
      Interest income                                    152,949         371,869
      Other, net                                         148,188         (58,997)
                                                    ------------    ------------

            Total Other Expense                         (682,481)       (685,709)
                                                    ------------    ------------

            Net Loss                                $ (5,032,819)   $ (4,970,054)
                                                    ============    ============


Net loss per common share - primary:                $      (0.82)   $      (1.10)
Weighted average common shares outstanding:            6,118,880       4,502,265


The accompanying notes are an integral part of the statements.              F-4

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                            Series 1 Convertible
                                                     Preferred Stock         Common Stock
                                                    --------------------------------------------  Subscriptions       Paid-In
                                                     Shares    Value      Shares     Par Value      Receivable        Capital
                                                    -----------------------------------------------------------------------------
Balance at December 31, 1995                                               3,391,432   $ 33,914       $        --    $ 8,823,879

     Issuance of common stock                                              3,250,000     32,500        (3,150,000)     5,580,759
     Net change in unrealized gain (loss) on
       securities available-for-sale, net of tax
     Net loss
                                                    -----------------------------------------------------------------------------

Balance at December 31, 1996                                               6,641,432     66,414        (3,150,000)    14,404,638

     Cancellation of common stock                                           (822,916)    (8,229)        3,150,000     (3,141,771)
     Issuance of common sotck                                                150,000      1,500                           73,500
     Net loss
                                                    -----------------------------------------------------------------------------

Balance at December 31, 1997                                               5,968,516   $ 59,685       $        --   $ 11,336,367
                                                    =============================================================================

                                                                         Unrealized
                                                                         Gain (Loss)
                                                                        on Securities
                                                      Accumulated         Available         Stockholders'
                                                        Deficit            For Sale      Equity (Deficiency)
                                                    -------------------------------------------------------
Balance at December 31, 1995                          $ (7,701,955)       $ 297              $  1,156,135

     Issuance of common stock                                                                   2,463,259
     Net change in unrealized gain (loss) on
       securities available-for-sale, net of tax                           (297)                     (297)
     Net loss                                           (4,970,054)                            (4,970,054)
                                                    -------------------------------------------------------

Balance at December 31, 1996                           (12,672,009)          --                (1,350,957)

     Cancellation of common stock
     Issuance of common sotck                                                                      75,000
     Net loss                                           (5,032,819)                            (5,032,819)
                                                    -------------------------------------------------------

Balance at December 31, 1997                          $(17,704,828)       $  --              $ (6,308,776)
                                                    =======================================================


The accompanying notes are an integral part of the statements.              F-5

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                       1997              1996
                                                                                                  ---------------   ---------------
Cash flows from operating activities:
Net loss                                                                                            $ (5,032,819)     $ (4,970,054)
Adjustments to reconcile to net cash used in operating activities:
     Depreciation                                                                                        955,988           943,748
     Amortization                                                                                         80,017            95,052
     Interest, net                                                                                       145,501           (13,002)
     Other                                                                                               117,681           (61,262)
     Deposit surrender for rent payment                                                                   50,000
     Rent payment with long term note payable                                                            400,000
     Gain on sale of long term investment                                                               (651,639)
     Write off deferred issuance cost                                                                    471,145
     Loss on disposals of fixed assets                                                                    19,257            60,638
     Loss on contract close                                                                              152,641
     Inventory write down                                                                              1,369,285
     Changes in assets and liabilities:
         Accounts receivable                                                                             256,651         1,285,838
         Other receivables                                                                                (5,917)            6,653
         Inventories                                                                                     (53,920)       (1,615,330)
         Other current assets                                                                              9,314              (434)
         Other assets                                                                                    (25,663)
         Accounts payable                                                                               (163,893)          572,979
         Accrued liabilities                                                                            (191,773)          799,275
         Other current liabilities                                                                       (57,904)          523,403
         Other long-term liabilities                                                                                       (25,000)
                                                                                                  ---------------   ---------------
            Net Cash Used in Operating Activities                                                     (2,156,048)       (2,397,496)
                                                                                                  ---------------   ---------------
Cash flows from investing activities:
     Purchase of securities available-for-sale                                                                            (647,422)
     Sales of securities available-for-sale                                                                              1,277,633
     Purchase of long term investment                                                                 (1,583,112)
     Sale of long term investment                                                                      6,381,108
     Proceeds from the sale of fixed assets                                                               20,000
     Purchases of fixed assets                                                                                            (144,199)
                                                                                                  ---------------   ---------------
            Net Cash Provided by Investing Activities                                                  4,817,996           486,012
                                                                                                  ---------------   ---------------
Cash flows from financing activities:
     Loan Payable                                                                                        216,768
     Repayment of long-term debt                                                                      (6,538,642)         (170,833)
     Issuance of long-term debt                                                                        3,631,265
     Deferred issuance cost                                                                             (233,929)
     Issuance of common stock                                                                                            2,463,259
     Payment of deferred acquistion obligation                                                                             (75,000)
                                                                                                  ---------------   ---------------
            Net Cash Provided by  (Used in) Financing Activities                                      (2,924,538)        2,217,426
                                                                                                  ---------------   ---------------
            Net Increase (Decrease) in Cash                                                             (262,590)          305,942

Cash and cash equivalents at beginning of year                                                           633,597           327,655
                                                                                                  ---------------   ---------------
            Cash and Cash Held in Escrow at End of Year                                             $    371,007      $    633,597
                                                                                                  ===============   ===============
Supplemental disclosures of cash flow information:
     Interest paid during the year                                                                  $    692,578      $    786,689
     Income taxes paid during the year                                                                   --                --

See Note 17 for supplemental cash flow information


The accompanying notes are an integral part of the statements.               F-6

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         e.       Revenue Recognition

                  Revenues from the commercial sales of engines are recognized when shipped to the customer.

                  Revenues on long-term contracts, including government cost reimbursement contracts, are recognized on the percentage of completion method. Percentage of completion is measured by costs (including applicable general and administrative) incurred and accrued to date compared to total estimated costs.

                  Contracts typically extend over a period of one or more years. In accordance with industry practice, receivables include amounts relating to contracts and programs having production cycles longer than one year. Provisions for estimated losses, if any, are made in the period in which such losses are determined.

                  Revenues billed to the U.S. Government and its agencies directly and through prime contractors were approximately $ -0- and $5,127,000 for the years ended December 31, 1997 and 1996, respectively. Revenues billed to the U.S. Government represented 89% of the Company's total revenues in 1996.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

         g.       Patents

                  Purchased patents are amortized on a straight-line basis over the useful lives, generally seventeen years. Amortization expense was $61,582 for each of the years ended December 31, 1997 and 1996. Accumulated amortization was $369,490 and $307,908 for the years ended December 31, 1997 and 1996, respectively.

         h.       Income Taxes

                  Deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities, principally inventory, fixed assets, accrued liabilities and deferred acquisition obligation, and their financial reporting amounts at each year-end and net operating loss carryforwards.

         i.       Net Loss Per Common Share

                  Primary and fully diluted net loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. The exercise of stock options and warrants was not assumed as their effect would be anti-dilutive.

         j.       Stock Based Compensation

                  In accordance with the provisions of SFAS No. 123, the Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans, and accordingly, does not recognize compensation cost.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


3.       ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 1997 and 1996 consisted of the following:

                                        1997       1996
                                      --------   --------
         U.S. Government:
               Other unbilled costs              $ 61,732
         Commercial                   $ 42,723    390,283
                                      --------   --------

                    Total             $ 42,723   $452,015
                                      ========   ========

         Other unbilled costs are subject to future negotiation and are expected to be billed and collected within one year.

4.       INVENTORIES

         Inventories at December 31, 1997 and 1996 consisted of the following:

                               1997         1996
                           ----------   ----------
         Fuel and oil      $    1,344   $    1,344
         Parts                399,496      972,807
         Work in process      767,069    1,467,970
         Finished goods       173,756      214,909
                           ----------   ----------

                           $1,341,665   $2,657,030
                           ==========   ==========

         At December 31, 1997, the Company has inventory at cost totaling $1,908,705. The Company has estimated the net realizable value of the parts and engines to be $1,341,665. While the ultimate outcome of the net realizable value may differ, management believes that any additional loss will not have a material impact on the Company's financial position.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

5.       FIXED  ASSETS

         Fixed assets at December 31, 1997 and 1996 consisted of the following:

                                         Useful Lives           1997           1996
                                                            -----------    -----------
Machinery and equipment                         7           $ 5,439,417    $ 5,489,594
Furniture and fixtures                          7                68,388         68,388
Office equipment                                7                59,444         59,444
Computer equipment                              5               333,796        333,796
Autos and trucks                                5                 8,500          8,500
Boats                                           5                27,195         32,108
Tooling                                         3               564,598        564,598
Demonstration equipment                         3               261,663        261,663
Construction in process                         -                25,941         32,941
                                                            -----------    -----------
                                                              6,788,942      6,851,032

      Less accumulated depreciation                          (5,508,148)    (4,571,073)
                                                            -----------    -----------

                                                            $ 1,280,794    $ 2,279,959
                                                            ===========    ===========

6.       OTHER ASSETS

         Other assets as of December 31, 1997 and 1996 consisted of the following:

                                                 1997        1996
                                              ---------   ---------
         Deferred issuance cost               $ 233,929
         Deferred financing costs                         $ 632,054
         Capitalized production cost             25,663
         Deposits                                 6,622      56,622
         Other                                              117,680
                                              ---------   ---------
                                                266,214     806,356
              Less Accumulated Amortization        --      (142,202)
                                              ---------   ---------

                                              $ 266,214   $ 664,154
                                              =========   =========

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


7.       ACCRUED LIABILITIES

         Accrued liabilities at December 31, 1997 and 1996 consisted of the following:

                                     1997         1996
                                  ----------   ----------
Provision for loss on contracts   $  697,821   $  876,861
Contract adjustments                  62,000       62,000
Professional fees                     15,338       71,938
Other                                129,706       85,839
                                  ----------   ----------

                                  $  904,865   $1,096,638
                                  ==========   ==========


8.       DEFERRED ACQUISITION OBLIGATION

         Pursuant to the acquisition of certain assets at the Company's inception in 1991, a deferred acquisition obligation was incurred, which as of December 31, 1997 and 1996 is payable to the seller as follows:

                                        1997          1996
                                   -----------    -----------
$150,000 per annum, payable
   January 31, 1996 through 1997   $   225,000    $   225,000
$500,000 per annum, payable
   January 31, 1998 through 2006     4,500,000      4,500,000
                                   -----------    -----------
      Total remaining payments       4,725,000      4,725,000
Less:
   Unamortized discount at 10%      (1,355,951)    (1,642,857)
   Current portion                    (725,000)      (225,000)
                                   -----------    -----------
      Long term portion            $ 2,644,049    $ 2,857,143
                                   ===========    ===========

         The Company did not make a payment of $150,000 on January 30, 1997. Also, in 1996 the Company was unable to make the full payment of $150,000 which was due to the seller on January 31, 1996, but paid $75,000, deferring the remaining balance of $75,000 to January 30, 1997, which was not paid.

         The fair value of this obligation approximates carrying value. In addition to the deferred acquisition obligation, the Company may be required to make additional payments to the seller based upon a certain percentage of engine sales. No additional payments were made in 1997 and 1996.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



8.       DEFERRED ACQUISITION OBLIGATION (Continued)

         The Company is in negotiations with Deere & Company with regard to the fixed minimum payments due to John Deere Technologies International ("JDTI") under the deferred acquisition obligation.

9.       LOAN PAYABLE AND NOTE PAYABLE

         a.       Loan Payable

                  In May and June 1997, Powercold Corp., a shareholder, loaned the Company a total of $216,768. The loan is non-interest bearing. It is management's intention to pay back the loan in 1998.

         b.       Note Payable

                  In December 1997, the Company issued a $400,000 promissory note to its landlord for satisfaction of rent due through December 31, 1997. The note is due January 1, 2003 and bears interest at 4% per annum. The note is collateralized by a second position in inventory and property and equipment.

10.      LONG-TERM DEBT

         Long-term debt as of December 31, 1997 and 1996 consisted of the following:

     `                                                 1997          1996
                                                  -----------    -----------
         $10,000,000 aggregate principal amount
         of 10.412% bonds due December 15, 2007   $ 3,631,265
         New Jersey Economic Development
           Authority Bonds                            274,275    $ 6,812,917
                Less current portion                 (274,275)      (183,750)
                                                  -----------    -----------

                                                  $ 3,631,265    $ 6,629,167
                                                  ===========    ===========


         On December 22, 1997, the Company sold obligations issued by the Financing Corporation, a mixed ownership government corporation chartered by the Federal Home Loan Bank Board (the "FICO Strips"), which were collateral for the New Jersey Economic Development Authority bonds ("NJEDA"). Proceeds from the sale totaled $3,797,997 resulting in a gain of $479,014.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


10.      LONG-TERM DEBT (Continued)

         Also on December 22, 1997, the Company issued $10,000,000 aggregate maturing principal amount of 10.412% bonds due December 15, 2007. Total proceeds from the issuance was $3,631,265, and bond discount is being amortized over the bonds' life. The bonds are collateralized by certain property and equipment. On or prior to December 31, 2000, the Company shall deposit into a Bond Reserve Fund an amount equal to at least 50% of the principal amount of bonds outstanding on such date.

         As a result of these events, the Company used the proceeds to pay off $6,465,725 of the NJEDA bonds. As of December 31, 1997, $274,275 of the NJEDA bonds was outstanding. The bond trustee was holding in escrow the balance due, and on January 22, 1998, the balance due was paid in full by the trustee.

11.      COMMITMENTS AND CONTINGENCIES

         The U.S. Government's Defense Contract Audit Agency has performed final indirect rate audits of the Company's contract costs for the years ended December 31, 1992, 1993, 1994 and 1995; the results of the audits did not have a material effect on the Company's financial position or results of its operations. A final indirect rate audit and an audit of contract costs for the year ended December 31, 1996 have not yet been performed. The Company provides for potential adjustments from such audits and believes that any adjustments from such audits will not have a material effect on the Company's financial position or results of operations.

         The Company leases office, factory and laboratory space under an operating lease expiring in 1997 (see Note 9b). The Company is currently negotiating a new lease with its landlord. Rent expense for the years ended December 31, 1997 and 1996 was $551,000 and $451,000, respectively, net of sublease income. Rent expense is recognized on a straight-line basis over the term of the lease. The excess of rent expense accrued on a straight-line basis over rental payments is included in other liabilities on the Company's balance sheet.

         In 1992, the Company entered into a license and technical assistance agreement with the Wankel GmbH, the rights and obligations of which were assigned to Wankel Rotary GmbH ("Wankel"), a subsidiary of Gneiser GmbH.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


11.      COMMITMENTS AND CONTINGENCIES (Continued)

         On January 10, 1996, however, the Company advised Wankel that due to Wankel's failure to deliver the know-how required to be supplied under the provisions of the Wankel License Agreement the Company was terminating the Agreement effective immediately, and withholding the minimum royalty payment of $200,000 for calendar year 1996 due on January 31, 1996. Wankel advised the Company on September 19, 1996, that it accepted the cancellation of the Wankel license agreement by mutual consent.

         In connection with the acquisition of certain assets of Rotary Marine Industries, Inc. ("RMI") in 1995, the Company may be required to make additional payments to RMI of 2 1/2% of 65 Series rotary marine engine sales between 1997 and 2005.

12.      RELATED PARTY TRANSACTIONS

         Ken Brody, President of the Company, is an officer and shareholder of Abejon Rotary Power Corporation (Abejon). At December 31, 1997 and 1996, the Company has an advance payable to Abejon of $500,000 for future sales of engines. The advance is recorded in other current liabilities.

13.      SHAREHOLDERS' EQUITY

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

         The Company has designated Series 1 convertible preferred stock and Series 2 (nonvoting) preferred stock. None of the Series 1 or Series 2 preferred stock was outstanding at December 31, 1997 and 1996. Furthermore, with the completion of the Company's initial public offering, neither the Series 1 or Series 2 preferred stock is available for issuance. At December 31, 1997 and 1996 437,340 shares of preferred stock were issuable.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


13.      SHAREHOLDERS' EQUITY (Continued)

         Preferred Stock: (Continued)

         In connection with the successful completion of the Company's initial public offering of its common stock in 1994, the Series 1 convertible preferred stock and accumulated dividends were converted into 734,598 shares of common stock.

         Common Stock:

         On March 13, 1997, the Company issued 150,000 shares as commission for the sale of FICO strips.

         On March 21, 1997, the Company sent notice to Hydro Lance Maritime Transport, Inc. (Hydro) and Abejon Rotary Power Corporation (Abejon), declaring the occurrence of an event of default under the Company's loan agreement with Hydro and Abejon. The event of the default was declared as a result of Hydro's failure to make a principal payment of $175,000 and an interest payment of $28,435, both of which were due to the Company on December 20, 1996. In its notice to Hydro and Abejon, the Company elected to declare the principal of and interest on the loan and other amounts payable under the loan agreement to be immediately due and payable and to take possession of and execute upon 822,916 shares of the Company's common stock which are owned by Abejon and were pledged as collateral and security for the obligations of Hydro under the loan agreement. In its notice, the Company also reserved any and all of its rights and remedies with respect to other shares of the Company's common stock owned by Abejon.

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

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


13.      SHAREHOLDERS' EQUITY (Continued)

         There were 45,000 warrants to purchase common stock outstanding at December 31, 1997, which are exercisable between 1998 and 1999 at $4.625.

         At December 31, 1997 and 1996, 177,000 and 566,000 shares of common stock, respectively, have been reserved for exercise of warrants and stock options.

14.      STOCK OPTION PLAN

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

         Option status and activity were as follows for the years ended December 31:

                                                       1997        1996
                                                     --------    --------
         Outstanding, beginning of year               291,000     342,200
         Canceled ($.19125 to $5.00 1997 and 1996)   (239,000)    (51,200)
                                                     --------    --------
         Outstanding ($3.00 per share)
           end of year                                 52,000     291,000
                                                     ========    ========

         Available for grant                           95,000      95,000
                                                     ========    ========

         Exercisable                                   31,200     216,200
                                                     ========    ========

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


15.      EMPLOYEE BENEFITS

         The Company is the sponsor of a defined contribution retirement savings plan. All employees of the Company are eligible for participation after one year of service. The Company matches 100% of pre-tax contributions up to 3.0% of the participant's total salary. The Company recorded $14,576 and $89,913 of matching contributions and $1,206 and $5,637 of administrative expenses related to this plan in 1997 and 1996, respectively.

         The Company has established an incentive compensation plan to provide incentive compensation to the Company's officers and key employees. Any awards must be approved by the Board of Directors and are paid in quarterly installments and shall not exceed 100% of the participant's salary. There were no such awards granted or accrued during 1997 and 1996.

16.      INCOME TAXES

         Deferred tax accounts as of December 31, 1997 and 1996 comprise the following:

                                          1997           1996
                                      -----------    -----------
         Deferred tax assets          $ 6,371,549    $ 4,592,000

         Deferred tax liabilities         (24,595)      (121,000)
                                      -----------    -----------

         Deferred tax assets, net       6,346,954      4,471,000

         Valuation allowance           (6,346,954)    (4,471,000)
                                      -----------    -----------

            Net deferred tax assets   $      --      $      --
                                      ===========    ===========


         As of December 31, 1997, the Company has federal and state net operating loss carryforwards available for tax purposes of approximately $14,934,508 and $13,971,648 expiring through 2012 and 2006, respectively.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


17.      SUPPLEMENTAL CASH FLOW INFORMATION

         The Company recorded $145,536 and $287,461 of accreted interest income on the FICO Strips during 1997 and 1996, respectively.

         During 1996, the Company issued 1,000,000 common shares for $250,000 and a subscription receivable of $3,750,000 and received payment of $600,000. During 1997, 822,916 shares of the Company's common stock were canceled, and the subscription receivable of $3,150,000 was offset against paid in capital.

         During 1997, the Company issued 150,000 common shares at $0.50 per share as commission for the sale of FICO strips.

         During 1996, the Company recorded $61,262 of income related to the increase in the cash surrender value of life insurance policies on certain officers. In 1997, the Company forfeited the cash surrender value of $117,681 to certain officers as additional compensation.

         Additionally, the Company recorded imputed interest expense of $286,906 and $199,462 on its deferred acquisition obligation during December 31, 1997 and 1996, respectively.

18.      GOING CONCERN

         As shown in the accompanying financial statements, the Company incurred net losses of $5,032,819 and $4,970,054 during the years ended December 31, 1997 and 1996, respectively. As of December 31, 1997 the Company had working capital deficiency of $1,796,287 and its total liabilities exceeded total assets by $6,308,776. These factors, as well as the uncertain conditions the Company faces regarding obtaining financing or additional capital investment create uncertainty about the Company's ability to continue as a going concern. In 1997, Management reduced current liabilities by paying NJEDA bonds with the proceeds of the sale of FICO strips and issuance of new long-term bonds. In January 1998, the Company auctioned fixed assets resulting in net proceeds of $575,000 and in May 1998, a settlement was reached with unsecured creditors, reducing account payable approximately $491,000. (See Note
         19). The ability of the Company to continue as a going concern is mainly dependent on obtaining financing and marketing of its commercial products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


19.      SUBSEQUENT EVENTS

         On January 27, 1998 the Company held an auction of certain property and equipment. Proceeds , net of commissions of $46,280, totaled $575,000 resulting in a gain of $198,730.

         In May 1998, unsecured vendors agreed to settle accounts payable balances as follows:

         a. In cash, 10% of the accounts payable balance.

         b. In stock, 15% of the remaining balance.

         As a result, $56,171 was paid to vendors, $491,303 was forgiven by vendors, and 73,695 shares of common stock were issued.

PART II
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE


        NONE

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
        ACT

                                   MANAGEMENT

    The directors and executive officers of the Company are as follows:

                                            Position with the
    Name                       Age          Company
    ----                       ---          -------
    Kenneth Leighton Brody     56           President and Chief Executive
                                            Officer and Sole Director

Ken Brody was a director of the Company from February 1996 until March, 1997. He was President of Abejon Rotary Power Corporation, a marine engine and electronics distributor, a post he held since May 1995. Mr. Brody has also been Chairman of Hydro Lance Maritime Transport Corporation, a builder of high-speed ferries. From April 1991 he has been General Manager and a partner of Cadenza Marine, a marine electronics service and sales firm. From February 1985 through December 1991, Mr. Brody was a Principal in Pragma Associates, a computer science consulting firm. Mr. Brody is a Certified Public Accountant and holds a United States Coast Guard Captain's license. He attended Rensselaer Polytechnic Institute as a physics major and completed a VLSI Design Course at the Massachusetts Institute of Technology in 1980.

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

Based solely on a review of copies of reports filed with the SEC and representations of certain officers, directors and shareholders owning more than 10% of the Company's Common Stock, the Company believes that, during 1997, all such requirements imposed on such persons have been complied with.

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


                           SUMMARY COMPENSATION TABLE

                                                                         Long Term
                                                                        Compensation
                                            Annual Compensation            Awards
                                            -------------------         ------------
                                                      Securities
              Annual      underlying     All Other
Compensation    Other                                         Compensation options/
Name and Principal Position  Year   Salary($)   Bonus($)        $         SARS(#)       ($)(1)
---------------------------  ----   ---------   --------  ------------  -----------  ---------
Kenneth L. Brody
  President and              1997    $  7,500       --                      --
  Chief Executive Officer

Richard M.H. Thompson        1997    $ 64,623       --                      --        $76,495(1)
  President and              1996    $203,850       --                      --        $16,927(2)
  Chief Executive Officer    1995    $220,512    $44,102                    --        $16,448(3)

------------------------------
    ((1)) This reflects the cash surrender value of split-dollar life insurance re-assigned to Mr. Thompson on his termination.

    ((2)) This amount reflect the premiums the Company pays for Group Term Life Insurance in excess of $50,000.

The following two tables set forth certain information with respect to (i) option grants to the Named Executive Officers during the fiscal year ended December 31, 1997, and (ii) the aggregated number and value of options exercisable and unexercisable by the Named Executive Officers as of December 31, 1997.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                NUMBER OF        PERCENT OF
               SECURITIES      TOTAL OPTIONS/        EXERCISE
               UNDERLYING       SARS GRANTED            OR
              OPTIONS/SARS      TO EMPLOYEES         BASE PRICE     EXPIRATION
NAME           GRANTED (#)     IN FISCAL YEAR          ($/SH)          DATE
----          ------------     --------------        ----------     ----------
None granted in 1997



               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                           AND FY-END OPTION/SAR VALUE

                                                   NUMBER OF          VALUE OF
                                                  UNEXERCISED        UNEXERCISED
                                                  OPTIONS/SARS      IN-THE-MONEY
                          SHARES                    AT FY-END      OPTIONS/SARS AT
                         ACQUIRED                   12/31/97       FY-END 12/31/97
                            ON         VALUE      EXERCISABLE/       EXERCISABLE/
                         EXERCISE    REALIZED    UNEXERCISABLE      UNEXERCISABLE
      NAME                  (#)        ($)            (#)            ($)      (1)
      ----               --------    --------    -------------     --------------
Richard M.H. Thompson      -0-         -0-          24,000(2)          -0-
John Mack                  -0-         -0-           7,200(1)          -0-



(1) Based upon a closing price of $0.08 per share of the Company's Common Stock on December 29, 1997 on the OTCBB minus the respective option exercise price, none of the options were in-the-money.
(2) Exercisable, up to three months after termination (2/24/98). They were not exercised, and the options have expired.

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

As of December 31, 1997, there were stock options for 31,200 shares outstanding under the stock option plan.

Employment Agreements

The Company currently has no employment agreements with any of its employees. All employment agreements with the Company's employees terminated as of December 31, 1996.

Compensation of Directors

It is the policy of the Company to pay $750 per quarterly meeting to its outside directors. The Company also reimburses all outside directors for reasonable expenses incurred in connection with the performance of their duties as directors. In addition, outside directors are eligible to receive stock options under the Company's Stock Option Plan.

PART III
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, each director of the Company and each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of July 23, 1997. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, subject to community property laws, where applicable.

                                        Number of
                                      Common Shares          Percentage
Name and Address                      Beneficially               of
of Beneficial Owner                      Owned                 Class
-------------------                   -------------          ----------
PowerCold Corporation                  2,000,000                33.5
 103 Guadalupe Drive
 Cibolo, Texas 78108
Loeb Investors Co. 104 (2)               933,074                15.6
 61 Broadway
 New York, New York 10006
Richard M.H. Thompson (3)                236,645                 4.0
 6191 N. Ocean Boulevard
 Ocean Ridge, Florida 33435
Abejon Rotary Power Corporation          177,084                 3.0
 4960 North Harbor Drive
 San Diego, CA 92106
Ken Brody(1)
 c/o Abejon Rotary Power Corporation     177,084                 3.0
 4960 North Harbor Drive
 San Diego, CA 92106


All directors and executive
 officers as a group (1 person)         177,084(1)               3.0


---------------
(1) Includes 177,084 shares of Common Stock owned by Abejon Rotary Power Corporation. Mr. Brody is a 24% shareholder in Abejon Rotary Power Corporation.
(2) Includes 435,325 shares of Common Stock owned by Loeb Investors Co. 104, 214,731 Common Shares owned by Loeb Partners Corporation and 198,918 Common Shares owned by Warren D. Bagatelle, Managing Director of Loeb Partners Corporation. Also includes: (i) 28,221 Common Shares owned by Loeb Holdings Corp.; (ii) 13,566 Common Shares owned by HSB Capital; (iii) 14,104 Common Shares owned by Loeb Investors Co. 105; (iv) 24,686 Common Shares owned by Pinpoint Partners 1; and (v) 3,523 Common Shares owned by the Kempner/Perlmuth Trust (collectively, "Loeb Affiliates").
(3) Mr. Thompson's shares include currently exercisable options to purchase 24,000 Common Shares.

PART III
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On June 1, 1992, the Company entered into a consulting agreement, as subsequently amended, with Loeb Partners Corporation (the "Consulting Agreement"), pursuant to which the Company agreed to retain Loeb Partners Corporation for the purpose of rendering on-going advisory and management consulting services to the Company for a period of three years at a fee of $5,000 per month. During 1995, the Company had paid Loeb Partners Corporation consulting fees of $25,000. Mr. Bagattelle resigned as Director on March 31, 1997.

    In the future, the Company will not enter into any transactions with officers, directors or other affiliates unless the transactions are approved by a majority of disinterested directors. No such transactions were entered into during 1995, 1996 or 1997.

PART III
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a). EXHIBITS TO 10-KSB

3.1    Certificate of Incorporation of the Company, as amended.((1))

3.2    By-laws of the Company.((1))

3.3 Certificate of Designations, Preferences and Rights and Rights of Preferred Stock of the Company, as amended.((1))

4.0 Warrant Agreement dated June 29, 1992 between the Company and Rickel & Associates, Inc.((1))

4.1 Non-Transferable Warrant to Purchase 25,000 Shares of Common Stock of Rotary Power International, Inc.((3))

4.2 Non-Transferable Warrant to Purchase 175,000 Shares of Common Stock of Rotary Power International, Inc.((3))

4.3 Non-Transferable Warrant to Purchase 200,000 Shares of Common Stock of Rotary Power International, Inc.((5))

4.4 Non-Transferable Warrant to purchase 250,000 Shares of Common Stock of Rotary Power International, Inc.((8))

10.1 Contract dated August 15, 1989 between the United States Marine Corps and John Deere Technologies International, Inc. and novated to the Company, as amended.((1))

10.2 Contract dated April 23, 1991 between FMC Corporation and John Deere Technologies International, Inc. and novated to the Company, as amended.((1))

10.3 Contract dated January 21, 1993 between the National Aeronautics and Space Administration and the Company, as amended.((1))

10.4 Licensing Agreement dated October 20, 1992 between Wankel GmbH and the Company.((1))

10.5 Teaming Agreement dated May 10, 1993 between Dornier GmbH and the Company.((1))

10.6 Teaming Agreement dated June 30, 1993 between Martin Marietta Corporation and the Company.((1))

10.7 Purchase Agreement dated November 15, 1991 between John Deere Technologies International, Inc. and the Company.((1))

10.8 Loan Agreement dated June 1, 1992 between New Jersey Economic Development Authority and the Company.((1))

10.9 Asset Purchase Agreement dated August 6, 1992 between ROTEC Manufacturing and Engineering Corp., Michael Soimar and the Company.((1))

10.10 Asset Purchase Agreement dated August 12, 1992 between Defense Group Industries, Inc. and the Company.((1))

10.11 Assignment and Transfer of Receivables Agreement dated April 10, 1992 between Commerce Funding Corporation and the Company.((1))

10.12 Employment Agreement dated November 1, 1991 between Richard M.H. Thompson and the Company, as amended.((1))

10.13 Employment Agreement dated December 16, 1991 between Robert L. Osborn and the Company.((1))

10.14 Employment Agreement dated December 16, 1991 between Gary A. LaBouff and the Company.((1))

10.15 Consulting Agreement dated June 1, 1992 between Loeb Partners Corporation and the Company, as amended by Agreement dated May 3, 1993.((1))

10.16 Lease dated January 1, 1992 between Curtiss-Wright Flight, Inc. and the Company, as amended.((1))

10.17  Rotary Power International, Inc. 1992 Stock Option Plan.((1))

10.18 Stockholders Agreement dated December 31, 1991 between the Company and its Stockholders.((1))

10.19 Modification P00035, P00036, P00037 and P00038 to the contract between the Company and the USMC (incorporated by reference to Exhibit 10.1 contained in the Company's 10-QSB for the period ending September 30, 1994, dated November 7, 1994).

10.20 Letter Contract dated November 8, 1994 between Martin Marietta Ordnance Systems and the Company.((2))

10.21 Letter Contract dated December 21, 1994 between the USMC and the Company.((2))

10.22  Not used

10.23 Teaming Agreement dated July 25, 1995 between Teledyne Vehicle Systems and the Company.((4))

10.24 Assets Purchase Agreement dated August 4, 1995 between Rotary Marine Industries, Inc. and the Company.((4))

10.25 Engine Distributor Agreement dated October 5, 1995 between Abejon Rotary Power Corporation and the Company.((4))

10.26 Sales Agreement dated October 16, 1995 between Hussmann Corporation and the Company.((4))

10.27 Modifications P00039 through P00044 to the contract between the Company and the USMC referred to in Exhibit 10.1.((6))

10.28 Amendment, dated September 30, 1995, to Employment between Richard M. H. Thompson and the Company referred to in exhibit 10.12.*((6))

10.29 Amendment, dated September 30, 1995, to Employment Agreement between Robert L. Osborn the Company referred to in exhibit 10.13.*((6))

10.30  Amendment, dated September 30, 1995, to Employment Agreement between Gary
       A. LaBouff and the Company referred to in exhibit 10.14.*((6))

10.31 Agreement by and among Mazda Motor Corporation, Mazda (North America), Inc., and the Company dated November 10, 1995 with Addendum.((6))

10.32 Contract dated December 22, 1995 between the United States Marine Corps and the Company with modification P00001 thereto.((6))

10.33 Advice to Wankel GmbH, dated January 10, 1996 terminating the Wankel Licensing Agreement referred to in exhibit 10.4.((6))

10.34 65 Series Distribution Agreement dated January 22, 1996 between Abejon Rotary Power Corporation and the Company.((6))

10.35 Amendment 1, dated February 6, 1996, to Engine Distributor Agreement between Abejon Rotary Power Corporation and the Company referred to in exhibit 10.25.((6))

10.36 Purchase Order, dated February 6, 1996, from Abejon Rotary Power Corporation.((6))

10.37 Consulting Agreement, dated February 6, 1996, pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation.((6))

10.38 Loan Agreement, dated February 6, 1996, between Abejon, Hydro Lance Maritime Transport, Inc. and the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation.((6))

10.39 Promissory Note, dated February 6, 1996, by Hydro Lance Maritime Transport, Inc. pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation.((6))

10.40 Pledge Agreement, dated February 6, 1996, between Abejon and the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation.((6))

10.41 Pooling Agreement, dated February 6, 1996, between Abejon, Hydro Lance Maritime Transport, Inc. and and Affiliates of the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation.((6))

10.42 Settlement Agreement, dated March 1, 1996, between Lockheed Martin Ordnance Systems, Inc. and the Company referred to in Exhibit 10.20.((6))

10.43 Deviation From Purchase Agreement between John Deere Technologies International, Inc. and the Company, dated February 19, 1996, as referred to in exhibit 10.7((7)).

10.44 Investment Banking Consulting Agreement for One Year with R.D. White & Company dated June 25, 1996.((9))

10.45 Letter from Shearman & Sterling, attorneys representing Wankel GmbH, dated 19 September 1996, to the Company accepting the termination of the Wankel License Agreement referred to in exhibit 10.4 by mutual consent.((9))

10.46 Vessel Purchase and Sales Agreement (Partial Interest) between Abejon and RPI dated as of October 31, 1996.((9))

10.47 Mar-Trans Affiliates LLC: Operating Agreement between Abejon and RPI dated as of October 31, 1996.((9))

10.48 Agreement of Merger between International Cryogenic Systems Corporation and Rotary Power International dated as of March 21, 1997.((9))

10.49 Security Agreement, dated December 1, 1998, between Sentinel Trust Company, trustees for the holders of the $10,000,000 bonds due December 15, 2007.

10.50 Indenture of Trust between Sentinel Trust Company and Rotary Power International, Inc, dated December 1, 1997.

10.51  Curtiss-Wright Security Agreement, dated December 22, 1997.

10.52 Curtiss-Wright Settlement of Claims with RPI, dated December 22, dated December 22, 1997.

10.53 Asset Purchase Agreement, dated June 4, 1998, with Rotary Power Marine Corporation , for the sale of Series 65 gasoline engines.

10.54 Asset Sale Agreement, dated July 2, 1998, for the sale of certain assets of the Company (Series 65 NGRE engines) to Rotary Power Enterprise, Inc.

11     Calculation of Income (Loss) per Common Share filed herewith.

21     Subsidiaries of the Company.

27     Financial Data Schedule**

---------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

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

9 Incorporated by reference to exhibit of the same number contained in the Company's Form 10-KSB for the year ending
     December 31, 1996.

(b)  Reports on Form 8-K

     The Company did not file any Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTARY POWER INTERNATIONAL, INC.
REGISTRANT

     /s/
-------------------------------------
By: KENNETH LEIGHTON BRODY, PRESIDENT

August 20, 1998
DATE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/
    ----------------------
BY: Kenneth Leighton Brody
Director, President and Chief
Executive Officer (Principal Executive Officer & Principal Financial Officer)
DATE: August 20, 1998