Form 10QSB
period 1998-03-31
ROTARY POWER INTERNATIONAL INC
filed 1998-09-21
CIK 914539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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

      ( ) Yes     (X) No

The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of August 4 , 1998 was 5,968,516.

Transitional Small Business Disclosure Format:  ( ) Yes   (X) No


ROTARY POWER INTERNATIONAL, INC.

                                  FORM 10-QSB

                                     INDEX


PART I - FINANCIAL INFORMATION                                          PAGE

Item 1.     Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets as of
            March 31, 1998 and December 31, 1997                        3

            Consolidated Statements of Operations for
            the Three Months ended March 31, 1998 and                   4
            1997

            Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 1998 and 1997                  5

            Notes to Unaudited Consolidated Financial
            Statements                                                  6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7


PART II - OTHER INFORMATION

Item 2. Changes in Securities                                           9

Item 6.     Exhibits and Reports on Form 8-K                            9

            Signatures                                                 11

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       MARCH 31 1998 AND DECEMBER 31 1997

                             ASSETS
                                                               March 31       December 31
                                                                 1998             1997
                                                            ------------    ------------
       Cash and cash equivalents                            $    321,083    $    371,007
       Accounts receivable                                        58,223          42,723
       Other receivables                                          27,745          15,000
       Inventories                                             1,331,164       1,341,665
       Due from officer                                           26,700              --
       Other current assets                                        2,530             500
                                                            ------------    ------------
          Total current assets                                 1,767,445       1,770,895

       Fixed assets                                              758,177       1,280,794
       Patents                                                   600,421         615,817
       Other assets, net                                         260,364         266,214
                                                            ------------    ------------

           Total assets                                     $  3,386,407    $  3,933,720
                                                            ============    ============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
       Current portion of long-term debt                    $         --    $    274,275
       Accounts payable                                          799,695         939,274
       Loan payable                                              216,768         216,768
       Accrued liabilities                                       923,719         904,865
       Other current liabilities                                 507,000         507,000
       Deferred acquisition obligation - current                 725,000         725,000
                                                            ------------    ------------
           Total current liabilities                           3,172,182       3,567,182

Long-term liabilities
       Deferred acquisition obligation                         2,712,503       2,644,049
       Long-term debt                                          3,723,149       3,631,265
       Note payable                                              400,000         400,000
                                                            ------------    ------------
           Total liabilities                                  10,007,834      10,242,496
                                                            ------------    ------------
Commitments and deficiencies

Stockholders' deficiency

       Preferred Stock, 500,000 shares authorized
       Common stock, par value $.01
           Authorized:            10,000,000 shares
           Issued and outstanding: 5,968,516 shares
           at March 31, 1998 and December 31, 1997                59,685          59,685
       Paid-in capital                                        11,336,367      11,336,367
       Accumulated deficit                                   (18,017,479)    (17,704,828)
                                                            ------------    ------------
            Total stockholders' deficiency                    (6,621,427)     (6,308,776)
                                                            ------------    ------------
            Total liabilities and stockholders'
                deficiency                                  $  3,386,407    $  3,933,720
                                                            ============    ============

See accompanying notes to unaudited financial statements

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSUDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS PERIOD ENDED

                                                                      March 31     March 31
                                                                        1998         1997
                                                                     ---------    -----------
Revenues                                                             $  47,563    $    71,000
                                                                     ---------    -----------
Costs and expenses
       Cost of revenue                                                  18,055        597,000
       Selling, general and administrative expense                     212,120        324,000
       Engineering costs                                               129,171        310,000
                                                                     ---------    -----------
           Total costs and expenses                                    359,346      1,231,000
                                                                     ---------    -----------
Loss frofromeoperations                                               (311,783)    (1,160,000)

Other income (expense)
       Interest income                                                   1,425         73,000
       Interest expense                                               (160,337)      (250,000)
       Other                                                               394        245,000
       Gain on disposal of fixed assets                                157,650             --
                                                                     ---------    -----------
           Total other (expense) income                                   (868) #      68,000
                                                                     ------------------------

Net loss                                                             $(312,651)   $(1,092,000)
                                                                     =========    ===========

See accompanying notes to unaudited financial statements

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                                                      March 31      March 31
                                                                                       1998           1997
                                                                                     ---------    -----------
Cash Flows from operating activities:
       Net loss                                                                      $(312,651)   $(1,092,000)
                                                                                     ---------    -----------
       Adjustments to reconcile net cash used in operating activities:
            Depreciation                                                               111,039        240,000
            Amortization                                                                21,246         23,000
            Interest, net                                                              160,337       (245,000)
            Gain/loss on sale of long-term investment
            Gain on disposal of fixed assets                                          (198,730)            --
            Changes in assets and liabilities:
                Accounts receivable                                                    (15,500)        92,000
                Other receivables                                                      (12,746)        (6,000)
                Inventory                                                               10,501        135,000
                Other current assets                                                    (2,030)         6,000
                Accounts payable                                                      (139,579)        20,000
                Accrued liabilities                                                     18,853       (165,000)
                Other liabilities                                                           --        141,000
                                                                                     ---------    -----------
                   Net cash (used in)
                     operating activities                                             (359,260)      (851,000)
                                                                                     ---------    -----------
Cash flows from investing activities:
       Purchase of long-term investment                                                     --     (1,583,000)
       Sale of securities available for sale                                                --      2,583,000
       Purchase of fixed assets                                                        (10,970)
       Proceeds from sale of fixed assets                                              621,280          5,000
                                                                                     ---------    -----------
                 Net cash provided by
                   investing activities                                                610,310      1,005,000
                                                                                     ---------    -----------
Cash flows from financig activities:
       Repayment of long term debt                                                    (274,275)       (44,000)
       Officer's loan                                                                  (26,700)            --
                                                                                     ---------    -----------
                Net cash (used in) financing activities                               (300,975)       (44,000)
                                                                                     ---------    -----------
Net (decrease) increase in cash                                                        (49,925)       110,000
Cash and cash equivalents at
       beginning of period                                                             371,008        634,000
                                                                                     ---------    -----------
Cash and cash equivalents at
       end of period                                                                 $ 321,083    $   744,000
                                                                                     =========    ===========

Supplementary disclosure of cash flows information:
       Interest paid during the period                                                      --    $   180,000
       Income taxes paid during the period                                                  --             --

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

Information included in the Balance Sheet as of December 31, 199 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. The unaudited financial statements of the Company should be read in conjunction with the financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1997, as filed with the SEC.

NOTE 2:     SUPPLEMENTAL NON-CASH TRANSACTIONS

DEVIATION FROM PURCHASE AGREEMENT

The Company did not make a payment of $150,000 on the deferred acquisition obligation due to John Deere Technologies International ("JDTI") on January 30, 1997 and is in negotiation with Deere & Company with regard to the fixed minimum payments due to JDTI under the deferred acquisition obligation. Also, in 1998 the Company was unable to make the annual payment of $500,000 due under the JDTI deferred acquisition obligation.

Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations

Results of Operations

In the first quarter of 1998 a new management team, including the newly appointed President, Ken Brody, focused on reorganizing the Company's outstanding debts and resolving a long- standing position of insolvency. To this purpose, a few key employees were hired back, and the total staff as of March 31, 1998, was seven people and three consultants.

In December, 1997, the Company negotiated a settlement with its landlord, Curtiss-Wright, allowing paid-up tenancy of the Company's premises until March 1, 1998. Under the terms of this agreement, the Company was to vacate a 54,000 square foot manufacturing area, and this portion of the premises was vacated by April 30, 1998, and the machinery consolidated into the test cell areas.

On January 27, 1998, the Company auctioned off certain furniture, fixtures and machinery deemed not necessary to the Company's planned operations to yield $621,280 at a gain, over book value, of $198,730. These funds were used to settle a portion of the Company's debts and for continuing operations. A portion was set aside for the settlement of the Company's unsecured debt.

Comparison of six months ended March 31, 1998, and March 31, 1997

Revenues for the three months ended March 31, 1998, decreased approximately $23,400 due to a decrease in commercial sales for that amount. Commercial sales for the three months ended March 31, 1998 was approximately $24,600 related to the Company's large engines, and the remainder was sales of Series 65 engines produced by the Company's wholly-owned subsidiary, Rotary Power Marine, Inc, whereas the commercial sales volume in the same period in 1997 was contributed primarily by the Company's Series 65 engines.

The reduction in cost of revenue for the first quarter of 1998 to $18,055 from $597,000 reflects a charge made in the first quarter of 1997 for $475,000 related to the preproduction factory costs of the Series 580 marine engines and the reduction in sales volume.

While payroll, benefits and rent for the quarter ended March 31, 1998, were significantly reduced from the similar period in 1997 (from approximately $324,000 to $212,120), the bulk of General and Administrative costs is fixed expense related to depreciation, legal and auditing expenses, period charges and corporate expenses, the sum of which did not change appreciably. Roughly $16,600 was expended in moving the Company's equipment to the test cells in the first quarter of 1998, which is reflected in the General and Administrative costs.

Engineering costs, likewise, were reduced by approximately $180,800 due to a reduction in engineering staff and the cessation of Engineering activities in the military market.

The loss from operations decreased approximately $848,200 from a $1,160,000 loss in the first quarter of 1997 to a loss of $311,783 for the same period in 1998.

Net interest expense for the first quarter of 1998 was approximately $159,000 compared tp $177,000 for the same quarter of 1997. The approximately $18,000 decrease in 1998 reflects the reduction from the monthly interest due on the old NJEDA bonds ($61,021) versus the accretion rate on the new $10,000,000 maturing principle amount of ten-year 10.412% bonds due December 15, 2007, ($53,768) offset by the interest income on the FICO strips held as collateral for the NJEDA bonds in 1997. Other net income of $245,000 in the first quarter of 1997 was due to a realized gain on the sale of FICO strips. Proceeds from this sale were used to purchase FICO strips of a different maturity.

As a result of the above, net loss was reduced $779,349 to $312,651 in the first quarter of 1998 from $1,092,000 in the first quarter of 1997.

Liquidity and Capital Resources

In the first quarter of 1998, proceeds from the sale of certain fixed assets of $621,280 were applied primarily to the net loss on operations for the first quarter ($312,651), reduction of accounts payable ($139,579), and the repayment of long-term debt associated with the settlement of the NJEDA bonds ($274,275).

Cash and equivalents at the end of the first quarter of 1998 of $321,083, together with proceeds from anticipated sales, are deemed adequate for the Company's anticipated operating needs until October, 1998.

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



PART II - Other Information
Item 1 - Legal Proceedings

In February, 1998, the Company paid $115,000 Curtiss-Wright in accordance with an agreement to settle rents in arrears since May, 1997 through March 1, 1998.

Throughout the quarter the Company has settled with former employees who were terminated on May 23, 1997, and who had unused vacation pay earned. These settlements were made on an individual basis. In one case an employee refused settlement on a default judgment in the amount of approximately $5,000, which remains unpaid. In all other cases negotiation led to a settlement and a release of the Company's liability was obtained.

Item 6 -  Exhibits and Reports on Form 8-K

(a)   EXHIBITS TO 10-QSB

11 Computations of Earnings (Loss) Per Common Share for the Three months Ended March 31, 1998 and 1997

27    Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      Not applicable.
                                      9