Form 10QSB
period 1998-06-30
ROTARY POWER INTERNATIONAL INC
filed 1998-09-21
CIK 914539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

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

      ( ) Yes       (X) No

The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of August 4, 1998 was 5,968,516.

Transitional Small Business Disclosure Format:  ( ) Yes   (X) No


ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         June 30, 1998 and December 31, 1997                                  3

         Consolidated Statements of Operations for
         the Six Months & Three Months ended June 30, 1998 and 1997           4

         Consolidated Statements of Cash Flows for the
         Three Months ended June 30, 1998 and 1997                            5

         Notes to Unaudited Consolidated Financial
         Statements                                                           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        7


PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                 9

Item 6. Exhibs and Reports on Form 8-K                                       10

        Signatures                                                           11

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      June 30       December 31
                                                       1998            1997
                                                   ------------    ------------
Current assets
   Cash and cash equivalents                       $     41,321    $    371,007
   Accounts receivable                                   56,289          42,723
   Other receivables                                     25,000          15,000
   Inventories                                        1,303,499       1,341,665
   Prepaid expenses                                       3,870
   Due from officer                                      24,263              --
   Other current assets                                   1,530             500
                                                   ------------    ------------

      Total current assets                            1,455,772       1,770,895


   Fixed assets                                         647,138       1,280,794
   Patents                                              585,025         615,817
   Other assets, net                                    282,259         266,214
                                                   ------------    ------------

      Total assets                                 $  2,970,194    $  3,933,720
                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Current portion of long-term debt               $         --    $    274,275
   Accounts payable                                     231,510         939,274
   Loan payable                                         216,768         216,768
   Accrued liabilities                                  913,779         904,865
   Other current liabilities                            507,000         507,000
   Deferred acquisition obligation - current            725,000         725,000
                                                   ------------    ------------

      Total current liabilities                       2,594,057       3,567,182
                                                   ------------    ------------

Long-term liabilities
   Deferred acquisition obligation                    2,779,190       2,644,049
   Long-term debt                                     3,817,444       3,631,265
   Note payable                                         400,000         400,000
                                                   ------------    ------------

      Total liabilities                               9,590,691      10,242,496
                                                   ------------    ------------

Commitments and deficiencies

Stockholders' deficiency

   Preferred Stock, 500,000 shares authorized
   Common stock, par value $.01
      Authorized:                10,000,000 shares
      Issued and outstanding:
      June 30, 1998:              6,042,211
      December 31, 1997:          5,968,516              60,422          59,685
   Paid-in capital                                   11,826,934      11,336,367
   Accumulated deficit                              (18,507,853)    (17,704,828)
                                                   ------------    ------------

      Total stockholders' deficiency                 (6,620,497)     (6,308,776)
                                                   ------------    ------------

      Total liabilities and stockholders'
         deficiency                                $  2,970,194    $  3,933,720
                                                   ============    ============

            See accompanying notes to unaudited financial statements

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSUDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three months ended           Six months ended
                                         ------------------------    ------------------------
                                                  June 30                    June 30
                                            1998          1997          1998         1997
                                         ---------    -----------    ---------    -----------
Revenues                                 $  24,720    $    66,754    $  72,283    $   137,754
                                         ---------    -----------    ---------    -----------

Costs and expenses
   Cost of revenue                          29,176        582,291       47,231      1,179,291
   Selling, general and administrative
       expenses                            195,091        348,976      407,211        747,976
   Engineering costs                       134,807        124,413      263,978        434,413
                                         ---------    -----------    ---------    -----------

      Total costs and expenses             359,074      1,055,680      718,420      2,361,680
                                         ---------    -----------    ---------    -----------

Loss from operations                      (334,354)      (988,926)    (646,137)    (2,223,926)
                                         ---------    -----------    ---------    -----------

Other income (expense)
   Interest income                           5,034         61,197        6,460        134,136
   Interest expense                       (160,983)      (250,773)    (321,320)      (500,773)
   Other - net                                 (70)            --          322        245,061
   Gain on disposal of fixed assets             --             --      157,650             --
                                         ---------    -----------    ---------    -----------

      Total other (expense) income        (156,019)      (189,576)    (156,888)      (121,576)
                                         ----------------------------------------------------

Net loss                                 $(490,373)   $(1,178,502)   $(803,025)   $(2,345,502)
                                         =========    ===========    =========    ===========

            See accompanying notes to unaudited financial statements

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED

                                                         June 30      June 30
                                                          1998         1997
                                                       ---------    -----------
Cash Flows from operating activities:
   Net loss                                            $(803,025)   $(2,345,502)
                                                       ---------    -----------
   Adjustments to reconcile net cash
   used in operating activities:
      Depreciation                                       222,077        480,895
      Amortization                                        42,492         46,592
      Interest, net                                      321,320         16,097
      Gain/loss on sale of long-term investment               --       (245,061)
      Gain on disposal of fixed assets                  (198,730)            --
      Changes in assets and liabilities:
         Accounts receivable                             (13,566)        66,273
         Other receivables                               (10,000)        (5,917)
         Inventory                                        38,166        283,144
         Prepaid expenses                                 (3,870)       (21,584)
         Other  assets                                   (28,775)       (25,663)
         Accounts payable                               (216,460)      (231,333)
         Accrued liabilities                               8,913         25,041
         Other liabilities                                    --        143,862
                                                       ---------    -----------

            Net cash (used in)
              operating activities                      (641,458)    (1,813,156)
                                                       ---------    -----------

Cash flows from investing activities:
   Purchase of long-term investment                           --     (1,583,000)
   Sale of securities available for sale                      --      2,583,000
   Purchase of fixed assets                              (10,970)            --
   Proceeds from sale of fixed assets                    621,280          4,831
                                                       ---------    -----------

      Net cash provided by
        investing activities                             610,310      1,004,831
                                                       ---------    -----------

Cash flows from financig activities:
   Repayment of long term debt                          (274,275)       (72,917)
   Loan payable                                               --        216,767
   Officer's loan                                        (24,263)            --
   Payment of deferred debt obligation                        --             --

      Net cash (used in) in financing activities        (298,538)       143,850
                                                       ---------    -----------

Net (decrease) increase in cash                         (329,686)      (664,475)

Cash and cash equivalents at
   beginning of period                                   371,008        633,597

Cash and cash equivalents at
   end of period                                       $  41,322    $   (30,878)
                                                       =========    ===========

Supplementary disclosure of cash flows information:
   Interest paid during the period                            --        301,326
   Income taxes paid during the period                        --             --


Accounts payable in the amount of $491,304 were satisfied with the issuance of 73,695 shares of the Company's common stock and $49,130 in cash.

            See accompanying notes to unaudited financial statements-

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

STOCK ISSUED AS PAYMENT

The Company issued 70,000 shares of Common Stock on July 8, 1998, in partial payment for accounting services rendered which were not completed by the filing date of this report.

Accounts Payable in the amount of $491,304 were settled by composition of creditors by June 30, 1998. In accordance with this settlement, 73,695 shares of the Company's Common Stock were issued to creditors in July, 1998.

Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of operations

According to management's plan, activities for the six months ended June 30, 1998, were largely involved with reorganization of the Company's long-term and short-term debts, reducing fixed costs to a minimum, and generally making the Company's position attractive to new capital. In accordance with this plan, the Company organized a successful composition of creditors, negotiated a new lease for its premises, consolidated its operations in smaller quarters, converted its obsolete accounting software to a third-generation product to integrate accounting and manufacturing activities, and negotiated new arrangements with key suppliers for critical engine parts.

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

There was no new engine production in the first six months of 1998.

Comparison of six months ended June 30, 1998, and June 30, 1997

Revenues for the second quarter of 1998 reflected sales of inventory by the Company's wholly-owned subsidiary, Rotary Power Marine, Inc.. Sales for the six months ended June 30, 1998, were reduced $65,471 from the prior year to $72,283. This reduction reflects reduced sales of Rotary Power Marine's Series 65 engines in 1998.

General and Administrative costs remained steady at approximately $200,000 per quarter, due to steady employment at core staffing levels and no major changes in fixed costs. On February 15, 1998, the Company transferred all its employees except management to an employee leasing company, Employee Solutions, Inc.

Moving expenses for the second quarter of 1998 were $18,091, for a total of $34,727 for the six months ended June 30, 1998.

Engineering costs increased slightly to $134,807 for the second quarter of 1998 compared to the first quarter of 1997, but for the first half, they are substantially below the level of the first half of 1997 ($263,978 for 1998 vs $434,413 for 1997). This reduction of $170,435 reflects the cessation of work on gaseous fueled industrial engines and Series 65 marine engines. The bulk of engineering costs for the six months ended June 30, 1998, are depreciation on test cells and related equipment ($204,230) and amortization of patent expense ($30,792).

As a result of the above cost reductions and reorganizations, the loss from operations for the first half of 1998 was held to $646,137, a 70% reduction over the similar period of 1997.

Net interest expense of $314,860 for the first half of 1998 reflects a period charge for the accretion of interest on the $10,000,000 maturing principle amount of ten-year 10.412% bonds due December 15, 2007, which, net of the interest paid on the FICO strips held as collateral on the paid-off NJEDA bonds, is a 14% reduction from interest paid on the NJEDA bonds, $366,367 in the first half of 1997.

Other net income in the first half of 1997 of $245,061 was due to the realized gain on the sale of FICO strips. Gain on disposition of fixed assets of $156,019 in 1998 was the net of the gain on the disposition of furniture, machinery and equipment sold and commissions and expenses of the sale.

Net loss for the first half of 1998 was reduced 66% from $2,345,502 in 1997 to $803,025 in 1998. Net operating loss carryforward as of June 30, 1998 is approximately $15,738,000 expiring in 2006 through 2012.

Liquidity and Capital Resources

Cash for operations for the first six months of 1998 were provided primarily by proceeds from the sale of certain fixed assets ($621,280) and sales of engine inventories ($72,283). These funds were applied to settlement of $491,304 accounts payable (together with 73,695 shares of the Company's Common Stock), the settlement of rents due Curtiss-Wright, the landlord, of $705,890, $400,000 of which is represented by a 4% note, due Curtiss-Wright on January 1, 2003, to the expenses of consolidating the company's operations in the test cells, $34,727, and to fixed and variable expenses of operations with a minimum core staff.

In accordance with its plans to redirect the RPM subsidiary, the Company signed a contract for the sale of a portion of RPM's 65 Series gasoline marine pleasure craft engine inventory and some associated production equipment with Rotary Power Marine Corporation, a New York corporation, on June 4, 1998, which closed on July 28, 1998. Under this agreement the purchaser will also assume the Rotary Power Marine name and trademark. The RPM subsidiary was renamed E-Drive Systems, Inc. in connection with the redirection of this subsidiary toward new business opportunities.

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

The Company's current cash resources, including anticipated proceeds from the RPM and RPE contracts described above, is sufficient to enable the Company to meet its anticipated operating needs until October, 1998.

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


PART II - Other Information
Item 1 -  Legal Proceedings

In April, 1998, the Company paid $4,725 to Zurich Insurance Company in satisfaction of a default judgement.

In May, 1998, the Company paid $2,462 to General Automation in satisfaction of a default judgement.

Dearing Compressor obtained a default judgement of $23,638 which remains unpaid.

In June, 1998, Rotary Power Marine (RPM), Inc. settled a dispute with Cambden Supercharger for $22,000 arising out of unfulfilled orders made by Rotary Marine Industries (RMI), from whom Rotary Power Marine purchased bulk assets. RPM has served upon RMI and its successors a Notice of Demand for compensation under the terms of the Asset Purchase Agreement.

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

Item 2 - Changes in Securities

In July, 1998, the Company issued 73,698 shares of its Common Stock as part of the settlement of debts in a Composition of Creditors. Also in June, 1998, the Company issued 70,000 shares of its Common Stock in partial payment for accounting services. All of the Common Stock was issued in both transactions pursuant to Section 4(2) of the Securities Act of 1933.


Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS TO 10-QSB

11 Computations of Earnings (Loss) Per Common Share for the Six Months Ended June 30, 1998 and 1997

27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         None