Form 10QSB
period 1998-09-30
ROTARY POWER INTERNATIONAL INC
filed 2000-03-15
CIK 914539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

         ( ) Yes     (X) No

The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of September 30, 1998, was 6,112,855.

Transitional Small Business Disclosure Format:  ( ) Yes   (X) No

                        ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX


PART I -  FINANCIAL INFORMATION                                                                                PAGE

Item 1.   Unaudited Consolidated Financial Statements:

          Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997........................    3

          Consolidated Statements of Operations for the Three and Nine Months ended
          September 30, 1998 and 1997.......................................................................    4

          Consolidated Statements of Cash Flows for the Nine Months ended
          September 30, 1998 and 1997.......................................................................    5

          Notes to Unaudited Consolidated Financial Statements..............................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................................    7


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.........................................................    9

Item 5.   Other Information.................................................................................   10

Item 6.   Exhibits and Reports on Form 8-K..................................................................   10

Signatures .................................................................................................   11

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                                                        September 30              December 31
                                                                            1998                     1997
                                                                        (Unaudited)
                                                                       --------------            -------------
Current assets
       Cash and cash equivalents                                        $      5,502              $   371,007
       Accounts receivable                                                    59,034                   42,723
       Other receivables                                                      30,030                   15,000
       Inventories                                                           852,175                1,341,665
       Prepaid expenses
       Due from officer                                                       21,826                       --
       Other current assets                                                                               500
                                                                       --------------            -------------
           Total current assets                                              968,568                1,770,895

       Fixed assets                                                          548,460                1,280,794
       Patents                                                               585,025                  615,817
       Other assets, net                                                     250,155                  266,214
                                                                       --------------            -------------
           Total assets                                                 $  2,352,208              $ 3,933,720
                                                                       ==============            =============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
       Current portion of long-term debt                                $         --              $   274,275
       Accounts payable                                                      119,784                  939,274
       Loan payable                                                               --                  216,768
       Accrued liabilities                                                   883,051                  904,865
       Other current liabilities                                             500,000                  507,000
       Deferred acquisition obligation - current                             725,001                  725,000
                                                                       --------------            -------------
           Total current liabilities                                       2,227,836                3,567,182
                                                                       --------------            -------------
Long-term liabilities
       Deferred acquisition obligation                                     2,845,876                2,644,049
       Long-term debt                                                      3,916,685                3,631,265
       Note payable                                                          400,000                  400,000
                                                                       --------------            -------------
           Total liabilities                                               9,390,397               10,242,496
                                                                       --------------            -------------
Commitments and contingencies

Stockholders' deficiency

       Preferred Stock, 500,000 shares authorized
       Common stock, par value $.01
           Authorized:    10,000,000 shares
           Issued and outstanding:
           September 30, 1998:    6,112,855
           December 31, 1997:     5,968,516                                   61,122                   59,685
       Paid-in capital                                                    11,438,914               11,336,367
       Accumulated deficit                                               (18,538,225)             (17,704,828)
                                                                       --------------            -------------
            Total stockholders' deficiency                                (7,038,189)              (6,308,776)
                                                                       --------------            -------------
            Total liabilities and stockholders'
                deficiency                                              $  2,352,208              $ 3,933,720
                                                                       ==============            =============

       See accompanying notes to unaudited financial statements

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended            Nine months ended
                                                     September 30                  September 30
                                                  1998          1997           1998           1997
                                             --------------------------    --------------------------
Revenues                                     $        --    $     3,303    $    72,848    $   141,057
                                             -----------    -----------    -----------    -----------
Costs and expenses
       Cost of revenue                                --        345,168         39,731      1,524,459
       Selling, general and administrative       212,328        164,660        734,607        912,636
       Engineering costs                         141,583             --        449,684        434,413
                                             -----------    -----------    -----------    -----------
           Total costs and expenses              353,911        509,828      1,224,022      2,871,508
                                             -----------    -----------    -----------    -----------
Loss from operations                            (353,911)      (506,525)    (1,151,175)    (2,730,451)
                                             -----------    -----------    -----------    -----------
Other income (expense)
       Interest income                               (60)        18,812          6,793        152,948
       Interest expense                          (99,240)      (247,736)      (285,420)      (748,509)
       Other-net                                      --             --          1,006        245,061
       Gain on Disposal of Fixed Assets           14,844             --        675,120             --
                                             -----------    -----------    -----------    -----------
           Total other (expense) income          (84,456)      (228,924)       397,501       (350,500)
                                             -----------    -----------    -----------    -----------
Net loss                                     $  (438,367)   $  (735,449)   $  (753,674)   $(3,080,951)
                                             ===========    ===========    ===========    ===========

           See accompanying notes to unaudited financial statements

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                               September 30  September 30
                                                                   1998          1997
                                                               ------------  -------------
Cash Flows from operating activities:
       Net loss                                                $  (753,674)   $(3,080,951)
                                                               ------------  -------------
       Adjustments to reconcile net cash
       used in operating activities:
            Depreciation                                           319,894        721,343
            Amortization                                            63,738         69,888
            Interest, net                                          278,626         69,321
            Gain/loss on sale of long-term investment                   --       (245,060)
            Gain on disposal of fixed assets                      (198,730)            --
            Changes in assets and liabilities:
                Accounts receivable                                (16,311)       274,938
                Other receivables                                  (15,030)        (5,917)
                Inventory                                          489,490        287,554
                Other assets                                       (21,326)       (29,608)
                Accounts payable                                  (819,490)      (197,296)
                Accrued liabilities                                (21,814)       197,631
                Other liabilities                                 (223,767)       134,165
                                                               ------------  -------------
                   Net cash (used in)
                     operating activities                         (918,394)    (1,803,992)
                                                               ------------  -------------
Cash flows from investing activities:
       Purchase of long-term investment                                 --     (1,583,000)
       Sale of securities available for sale                            --      2,583,000
       Purchase of fixed assets                                         --             --
       Proceeds from sale of fixed assets                          848,991          4,831
                                                               ------------  -------------
                 Net cash provided by
                   investing activities                            848,991      1,004,831
                                                               ------------  -------------
Cash flows from financing activities:
       Repayment of long term debt                                (274,275)       (72,918)
       Loan payable                                                     --        216,768
       Officer's loan                                              (21,826)            --
       Payment of deferred debt obligation                              --             --
       Issuance of common stock                                         --         75,000
                                                               ------------  -------------
                Net cash provided by in financing activities      (296,101)       218,850
                                                               ------------  -------------
Net (decrease) increase in cash                                   (365,505)      (580,311)

Cash and cash equivalents at
       beginning of period                                         371,007        633,597
                                                               ------------  -------------
Cash and cash equivalents at
       end of period                                           $     5,502    $    53,286
                                                               ============  =============

Supplementary disclosure of cash flows information:
       Interest paid during the period                             285,420        301,326
       Income taxes paid during the period                              --             --

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

STOCK ISSUED AS PAYMENT

The Company issued 70,000 shares of Common Stock on July 8, 1998, in partial payment for accounting services rendered which were not completed by September 30, 1998.

Accounts Payable in the amount of $491,304 were settled by composition of creditors by June 30, 1998. In accordance with this settlement, 73,695 shares of the Company's Common Stock were issued to creditors in July, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

According to management's plan, activities for the nine months ended September 30, 1998, were largely involved with reorganization of the Company's long-term and short-term debts, reducing fixed costs to a minimum, and generally making the Company's position attractive to new capital. In accordance with this plan, the Company organized a successful composition of creditors, negotiated a new lease for its premises, consolidated its operations in smaller quarters, converted its obsolete accounting software to a third-generation product to integrate accounting and manufacturing activities, and sold off unproductive assets.

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

The first step in the restructuring plan was to identify all generic production assets, excess furniture and fixtures, which were auctioned to yield $575,000 on January 27, 1998. All custom made equipment and necessary furnishings were retained to keep a modest manufacturing capability in-house. These funds were used to settle the rent arrearage noted above, as working capital, and as funds for subsequent settlements.

Next, the Company conducted a composition of creditors, in which $552,218 of the Company's debt was formally settled for $56,643 and 74,336 shares of the Company's common stock. These settlements were concluded by June 30, 1998 and the stock was issued in July, 1998.

In January, 1998, in order to reduce its overhead, the Company negotiated a new rental contract with Curtiss-Wright which reduced rent from $57,000 per month to $7,300 per month, retaining the core office space, test cells, inventory area and a modest manufacturing space. The old space was vacated and the equipment relocated by the end of August, 1998. There was no change in the Company's address.

As part of the restructuring and pursuant to an agreement dated June 4, 1998, the Company's wholly owned subsidiary, Rotary Power Marine, Inc. (RPM), sold a portion of its assets, consisting of Series 65 marine engines, parts, and the supplier agreement for those engines with Mazda North America, as well as certain related production machinery, tooling and documentation. In accordance with this agreement, the Company's wholly owned subsidiary was renamed E-Drive Systems Corp, in keeping with its revised mission as a supplier of electric drive components. The purchaser assumed the name and logo of Rotary Power Marine Corporation, as provided by the agreement.

On July 2, 1998, the Company signed a contract with Rotary Power Enterprises, Inc. (RPE), a value-added reseller of natural gas refrigeration and power generation equipment, for the sale of the Company's Series 65 natural gas engine inventory, parts, and intellectual property. The natural gas version of the Series 65 was developed by RPI from the Mazda 13B engine block and has no components in common with the Company's other engines. It was therefore divested as part of the Company's restructuring and turnaround.

Along with the transfer of engines and parts, the Company assigned its existing supplier contract from Mazda North America for the gas version of the 13B engines, and also assigned to RPE a contract with Hussman to sell refrigeration components containing those engines. The Company also signed an Engine
Distributor Agreement with RPE, giving them an exclusive industrial market territory for the Company's Series 580 NGRE (natural gas fueled) engines.

RPE then disclosed that it had been purchased by PowerCold, who became a party to the agreement. A portion of the price for this Sale of Assets was the forgiveness of a note due PowerCold for $217,000.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Revenues for the nine months ended September 30, 1998, decreased 48% to $72,848 due to the cessation of operations which began May 23, 1997, other than those related to the Company's restructuring. Sales of assets for the nine months ended September 30, 1998, accounted for virtually all income in 1998.

Cost of revenue for three quarters of 1998 of $39,731 reflects the cost of prototype and Mazda engine blocks sold from inventory. Cost of revenue also includes fixed period charges, such as rent on production facilities and depreciation on production machinery and equipment, that are not related to sales volume.

While payroll, benefits and rent for the quarter ended September 30, 1998, were significantly reduced, the bulk of General and Administrative costs consists of fixed expense related to depreciation, legal and auditing expenses, period charges and corporate expenses, the sum of which did not change appreciably.

Engineering costs, likewise, increased 3% due to the addition of temporary engineering staff to accommodate the planning and relocation of inventory and equipment. No engine development was accomplished in this period.

The loss from operations decreased from a $2,730,451 loss in the first nine months of 1997 to a loss of $1,151,175 for the same period in 1998, because of a one-time write-off in 1997.

Net interest expense for the first nine months of 1998 decreased 47%, or $278,627 over the same quarter of 1997, reflecting reduced interest on the Company's 10.412% zero-coupon bonds versus the retired NJEDA bonds, as well as the reduction in other debts.

The gain on disposal of fixed assets of $675,120 reflects the auction of depreciated machinery and equipment and the two sales of equipment and inventory related to the Mazda engine businesses.

As a result of the above, net loss decreased dramatically by $2,327,277 to $753,674 in the first nine months of 1998 from $3,080,951 in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

It was anticipated that cash resources and the expected revenues from further asset sales were sufficient to enable the Company to continue its operations through January 31, 1999.

Cash expenditures of $296,101 in the first nine months of 1998 were entirely directed toward the repayment of debt.

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

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

In July, 1998, the Company issued 73,698 shares of its common stock as part of the settlement of debts in a Composition of Creditors. See discussion under "Results of Operations" above.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In prior years the Company held an Annual Meeting of Shareholders. No such meeting was held in 1997. No matters were voted on by the Shareholders during the fiscal period ended September 30, 1998.

ITEM 5 - OTHER INFORMATION

On July 2, 1998, the Company signed a contract with Rotary Power Enterprises, Inc. (RPE), a value-added reseller of natural gas refrigeration and power generation equipment, for the sale of the Company's Series 65 natural gas engine inventory, parts, and intellectual property. The natural gas version of the Series 65 was developed by RPI from the Mazda 13B engine block and has no components in common with the Company's other engines. It was therefore not included as part of the Company's restructuring and turnaround.

Along with the transfer of engines and parts, the Company assigned its existing supplier contract from Mazda North America for the gas version of the 13B engines, and also assigned to RPE a contract with Hussman to sell refrigeration components containing those engines. The Company also signed an Engine
Distributor Agreement with RPE, giving them an exclusive industrial market territory for the Company's Series 580 NGRE (natural gas fueled) engines.

RPE then disclosed that it had been purchased by PowerCold, who became a party to the agreement. A portion of the price for the sale to RPE was the forgiveness of a note due to PowerCold by the Company for $217,000.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits to Form 10-QSB

11 Computations of Earnings (Loss) Per Common Share for the Nine Months Ended September 30, 1998 and 1997

27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROTARY POWER INTERNATIONAL, INC.
                                  (Registrant)


                                  /s/Kenneth Leighton Brody
                                  -------------------------
                                  Kenneth Leighton Brody
                                  President and Principal Financial Officer


March 15, 2000