Form 10KSB
period 1998-12-31
ROTARY POWER INTERNATIONAL INC
filed 2000-03-16
CIK 914539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     December 31, 1998
                         -------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from______________________ to ________________________

1934 Act Commission File Number    1-12756
                               -------------------------------------------------

                        ROTARY POWER INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                  Name of small business issuer in its charter)

              Delaware                                 13-3632860
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

PO Box 128, Wood-Ridge, New Jersey                      07075-0128
--------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code    (973) 777-7373
                                              ----------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                        Name of each exchange on which
Title of Each Class                              Registered
-------------------                     ------------------------------
  Common Stock                                       None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class
-------------------
        None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X
                                                              ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $ 72,848
                                                        --------

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,338,715, which is based on the closing price of $0.219 on December 31, 1998.

The number of shares of Common Stock outstanding on December 31, 1998 was 6,112,855.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

                       Documents Incorporated By Reference

No information is incorporated by reference.

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX


                                                                                             PAGE
PART I
Item 1.      Description of Business  .....................................................    1
Item 2.      Description of Property  .....................................................   14
Item 3.      Legal Proceedings        .....................................................   14
Item 4.      Submission of Matters to a Vote of Security Holders...........................   15


PART II
Item 5.      Market for Common Equity and Related Stockholder Matters......................   15
Item 6.      Management's Discussion and Analysis or Plan of Operation.....................   17
Item 7.      Financial Statements     .....................................................   22
Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........................................   23
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.............................   23
Item 10.     Executive Compensation   .....................................................   23
Item 11.     Security Ownership of Certain Beneficial Owners and Management................   25
Item 12.     Certain Relationships and Related Transactions................................   26


PART III
Item 13.     Exhibits and Reports on Form 8-K..............................................   26


Signatures   ..............................................................................   32


                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         Rotary Power International, Inc. (the "Company") is in the business of developing and manufacturing rotary engines for commercial use. The Company intends to redirect its product development and manufacturing to three commercial areas where the Company's products are believed to have intrinsic advantages over reciprocating engines: (i) marine propulsion and shipboard use;
(ii) energy generation; and (iii) refrigeration/compressors. In each of these markets, the characteristics of the Company's products, including their light weight, small size and ability to burn unusual fuels, is important.

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

         In response to the loss of the military contract business in 1996, the Company began redirecting its efforts mainly to produce engines for commercial markets.

HISTORY AND RECENT DEVELOPMENTS

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

         In October 1992, the Company entered into a license agreement with Wankel GmbH (the "Wankel Licensing Agreement"), to license Wankel GmbH's technology, know-how and approximately 70 patents and patent applications in six countries relating to all of its small rotary engines. The Company advised Wankel GmbH on January 10, 1996 that, due to Wankel's failure to deliver the know-how or drawings required to be supplied under the provisions of the Wankel License Agreement, the Company was terminating the Agreement, which termination was effective September 20, 1996.

         The Company, realizing the need to increase the commercial content of its business and reduce its reliance on military/government programs, formed an Industrial Products Group within the Company in March of 1994 to develop and sell natural gas rotary engines into commercial industrial markets. The Company executed a Development Agreement with Mazda North America ("MANA") of Flat Rock, Michigan and Mazda Motor Corporation ("MC") of Hiroshima, Japan on December 7, 1993 for import of rotary short block engines converted to a natural gas configuration agreed upon by MC Engineering and the Company's Engineering Department. A natural gas version of the Mazda rotary was developed during the 1994 and 1995 calendar years designated the 65 Series Natural Gas Rotary Engine ("NGRE").

         The Company signed an exclusive four year agreement with the Hussmann Corporation on October 16, 1995 for the NGRE for supermarket refrigeration equipment and food store heating. At the time of the agreement, Hussmann supplied such equipment to 48% of the 31,000 supermarkets in the United States.

         The Company signed a teaming agreement with Teledyne Vehicle Systems ("TVS") of Muskegon, Michigan on July 25, 1995 to work together on the development, marketing, manufacture and sale of the Company's 580 Series rotary engine for the United States Marine Corps ("USMC"). General Dynamics Land Systems Inc. ("GDLS"), a wholly-owned subsidiary of General Dynamics Corporation, bought the assets of TVS in 1996. The Company transferred its teaming agreement with TVS to GDLS. This agreement terminated when the USMC and GDLS did not select the Company's rotary engine for their Advanced Amphibious Assault Vehicle in June of 1996.

         To further augment its commercial product thrust, the Company created a wholly-owned subsidiary called Rotary Power Marine, Inc. ("RPM") on July 26, 1995 to address the commercial pleasure craft marine market. RPM purchased essentially all of the assets of Rotary Marine Industries ("RMI") of Sandpoint, Idaho on August 30, 1995. RMI was developing a marine rotary engine utilizing the Mazda RX-7 automobile short block under an agreement with MANA and MC. This agreement was terminated and the Company signed a new agreement with MANA and MC on November 10, 1995 for RPM to produce 65 Series rotary marine gasoline engines. All RPM manufacturing operations were moved from Spokane, Washington to the Company's Wood-Ridge, New Jersey plant.

         The Company signed a Distributor Agreement on the 580 Series diesel marine engine family with Abejon on October 5, 1995. The area of responsibility of Abejon is the states and provinces bordering the Pacific coast of Mexico, Canada and the United States, including Hawaii. In February, 1996, Abejon invested a total of $4 million to purchase one million shares of the Company's Common Stock at a price of $4.00 per share. Simultaneously with the sale of the Common Stock, the Company loaned $3,750,000 to Hydro Lance, an affiliate of Abejon. Hydro Lance repaid $850,000 of the loan plus interest. Abejon's area of responsibility was then increased to all of the United States. A $1 million repayment which was due on September 30, 1996 was not paid and no further scheduled payments were received in 1996 or during 1997. As a result of this default, certificates for 822,916 shares of the Company's common stock, issued to Abejon, were cancelled.

         In December 1996, the Company concluded an agreement with PowerCold Corporation ("PowerCold") whereby PowerCold invested $1,000,000 in the Company in exchange for 2,000,000 shares of the Company's Common Stock. Simultaneously, the Company and PowerCold agreed in principle to merge the two companies in a stock-for-stock acquisition, whereby the Company would become a wholly-owned subsidiary of PowerCold. The Company and PowerCold signed a Plan and Agreement of Merger on March 21, 1997. This Plan and Agreement was never completed and was terminated in August, 1997.

         In January, 1998, new management formulated a plan to restructure the Company's product line, financial position and direction, with the intent to redirect the remaining assets to attract major new funding as a volume manufacturer of commercial engines. Management then directed the Company's efforts toward the settlement of overdue debts, the reduction of running costs, attracting key customers willing to purchase rotary engines in advance of production, and finding capital to finance ongoing operations and new plant capacity. Generic equipment was sold and lines associated with the Mazda 13B engines were liquidated. Working capital from these activities and other sources were expended to keep a viable core until funding and customers were secured. As a part of this restructuring, the Company's wholly-owned subsidiary, RPM was renamed E-Drive Systems Corporation and repositioned as a supplier of electronic controls and electric propulsion components in support of the Company's other activities.

         As part of the restructuring and pursuant to an agreement dated June 4, 1998, RPM sold a portion of its assets, consisting of Series 65 marine engines, parts, and the supplier agreement for those engines with MANA, as well as certain related production machinery, tooling and documentation. In accordance with this agreement, the Company's wholly owned subsidiary was renamed E-Drive Systems Corp, in keeping with its revised mission as a supplier of electric drive components. The purchaser assumed the name and logo of Rotary Power Marine Corporation, as provided by the agreement.

         On July 2, 1998, the Company signed a contract with Rotary Power Enterprises, Inc. ("RPE"), a value-added reseller of natural gas refrigeration and power generation equipment, for the sale of the Company's Series 65 natural gas engine inventory, parts, and intellectual property. Along with the transfer of engines and parts, the Company assigned its existing supplier contract from MANA for the gas version of the 13B engines, and also assigned to RPE a contract with Hussman to sell refrigeration components containing those engines. The Company also signed an Engine Distributor Agreement with RPE, giving them an exclusive industrial market territory for the Company's Series 580 NGRE (natural gas fueled) engines. PowerCold, who had purchased RPE and became a party to the agreement, forgave of a note due PowerCold for $217,000 as part of the sale.

         After several attempts to raise funds for working capital, the Company made a private offering to qualified investors and sold an aggregate of 175,000 shares of Series 3 Preferred Convertible Stock at $1.00 per share on November 2, 1998. Each share is convertible to four common shares upon the request of the shareholder. All of the shares sold in this offering are restricted shares ineligible for resale unless they are registered or exempt from registration under applicable federal and state securities regulations.

TECHNOLOGY

        HISTORY

         The Wankel GmbH rotary engine, upon which the Company's rotary engines are based, was first demonstrated in 1954 and is named after its developer, the late Dr. Felix Wankel, a specialist in the design of sealing devices. In 1958, Curtiss-Wright obtained the first license for rotary engine technology from Wankel GmbH, which gave Curtiss-Wright an exclusive license for North America and certain non-exclusive rights outside of North America. Curtiss-Wright's research and development efforts initially involved gasoline rotary engines with a wide range of power for use in military vehicles and aircraft, and for various commercial uses including automobiles, aircraft, marine pleasure craft and lawn mowers. In the 1960's, the early rotary engines experienced serious problems with gas sealing and poor reliability. These problems were primarily caused by the unavailability of materials that would permit the principles of the rotary engine to be successfully transformed into competitive performance engines. In the past 18 years, enormous progress in materials technology, such as the development of advanced ceramic material, has significantly contributed to the solution of past sealing and reliability problems.

         Curtiss-Wright also initiated work on the stratified charge rotary engine in the mid-1960s in order to provide the advantage of multi-fuel capability for use in military vehicles and aircraft. JDTI purchased the rotary engine division of Curtiss-Wright in 1984, including the license agreement with Audi NSU/Wankel GmbH, and continued to develop stratified charge rotary engines, leading to a series of patents covering stratified charge technology, seal design, cooling systems and new longer life materials. In 1984, JDTI canceled the license agreement with Audi NSU/Wankel GmbH.

         Since its acquisition of the JDTI assets, the Company has continued to develop and improve the rotary engine, including the reduction in fuel consumption and emissions, the use of ceramics for increased durability, the use of high speed electronic fuel injection systems and controls, and increased power density. The Company's rotary engine technology has now advanced to the point that its 580 Series engine, producing 1000 horsepower, and its 40 Series engine, producing 15 horsepower, have both successfully completed a 400 hour test operating on the standard North Atlantic Treaty Organization ("NATO") test cycle.

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

         The injection and ignition system of the SCORE(TM) engine allows the engine to operate using heavy fuels over a wide horsepower and speed range without the additional weight required by a reciprocating diesel engine. The SCORE(TM) engine is configured to operate at high efficiency on heavy fuels, which include diesel and jet fuel and their derivatives as well as light bunker fuels. Diesel fuel is the fuel of choice for the commercial marine marketplace because of safety of operation and desirability for insurance coverage.

ENGINE PRODUCTS

         The Company currently has four different types of displacement rotary engines as exhibited in the following table, which table also includes the series designation for each family, the displacement per rotor, the current and potential horsepower per rotor and the maximum potential horsepower of each family of the Company's rotary engines. The Company has sold its 65 Series natural gas and 65 Series gasoline marine engine product lines.


                        DISPLACEMENT            CURRENT           POTENTIAL FAMILY
       FAMILY            PER ROTOR         HORSEPOWER/ROTOR       HORSEPOWER RANGE
       ------           ------------       ----------------       ----------------
                                                                     (1-6 Rotors)

40 Series HF*            0.407 liters             15-50               15- 200(4)
70 Series HF*            0.67 liters              80-125              80- 500(4)
70 Series BF***          0.67 liters              80-125              80- 500(4)
170 Series HF*           1.72 liters              200-325            200-1200(4)
580 Series HF*           5.8 liters               450-520            450-3000(6)
580 Series NGRE**        5.8 liters               250                250-1500(6)
580 Series BF***         5.8 liters               250                250-1500(6)
580 Series RPGE+         5.8 liters               250                250-1500(6)


-----------------------

    * HF    =  Heavy Fuel (Diesel, Jet and Gasoline Fuels)
   ** NGRE  =  Natural Gas
  *** BF    =  Bunker Fuel
    + RPGE  =  Producer Gas
      (  )  =  Number of rotors per engine at top of horsepower range

         The heavy fuel (Diesel) 580 Series is the primary product to be focused upon by the Company. The proceeds from any future financing by the Company will be used to establish a volume manufacturing facility and put this family of engines into the commercial marine and generator marketplaces. Future financing will also be used to manufacture the natural gas variant and the bunker fuel variant of the 580 Series.

         The 70 Series was developed in the late 1980s by the Deere & Company Rotary Engine Division for military power generation and for commercial and pleasure craft marine applications. It was put on the shelf in 1990 and is being upgraded to take advantage of the technology and material advancements over the past eight years.

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

RESEARCH AND DEVELOPMENT CONTRACTS

         The Company does not currently have any research and development contracts for rotary engines with the U.S. Government or any commercial company. At December 31, 1998, all contracts with the U.S. Government are pending close-out and government property disposal in accordance with applicable government property regulations.

INDUSTRY AND COMMERCIAL MARKETS

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

        MARINE PROPULSION

         Recent successful hull designs, such as high-speed fishing fleets, FastShip and high speed catamaran ferries, strongly favor lightweight, powerful engines. Furthermore, a combination of environmental pressures are forcing redesign of many traditional engines, such as two-stroke diesels, outboards, ship engines and stationery generators, all developments favorable to the Company's products. These redesigned engines are more expensive, heavier and even less competitive with rotary engines, whose environmental virtues are innate.

         Stringent requirements for reduction of ship emissions passed by the International Maritime Organization and adopted by the Untied States as a signatory, now scheduled for implementation in 2003, are to be measured on a fleet basis. By replacing non-propulsion engines in shipping fleets with the Company's low-emissions engines, some fleets will be able to meet emissions requirements without refit to the propulsion engines. Refitting a ship's main engines to meet the proposed emission standards is much more costly than the replacement of non-propulsion engines with less polluting SCORE(TM) engines.

         The Company believes that there are important niche markets for its rotary engines in the 1000 to 3000 horsepower category, and multiples thereof, for use in fast ferry boats and other commercial marine craft and yachts. The Company believes that the size, weight, smoothness of operation, acceleration and diesel fuel capability of the SCORE(TM) 580 Series engines give this engine advantages in the marine environment over reciprocating engines. Design studies by major marine architects have shown that the weight advantage of SCORE(TM) engines results in increased speed, improved fuel economy and higher payloads in boats using SCORE(TM) engines than in boats using reciprocating engines. The compact size advantage of the rotary engine also allows for smaller engine compartments, which significantly increases the useable space on board.

         At 250 HP for a 2 rotor engine, the Series 70 has several niches in the marine pleasure craft, fishing and power generation markets. In the marine markets, a variety of safety and economy issues are moving buyers toward engines that burn diesel fuel, and the size and weight advantages of the engines are material in the overall cost and performance of a boat.

         The Company believes the small, light and omnivorous Series 70 engines will find wide acceptance for peak, mobile and emergency power generation. A large portion of this market is in the 75 to 180 kilowatt range, which matches the power outputs of these engines.

        ENERGY GENERATION AND REFRIGERATION

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

         Two major factors in the business environment strongly favor the Company's products in the energy market: the deregulation of power, now the law in several states and expected to spread to other states and countries, and the returning of major refineries toward the production of diesel fuels over gasoline. This latter trend comes in response to the world-wide environmental pressures that favor the economy of diesel, and will result in an increase in the cost and declining availability of high-grade gasoline and a price reduction and increase in the availability of diesel fuels. The Company's SCORE(TM) technology allows a single engine, unmodified, to run on either fuel, but produces the expected economies when run on diesel.

         Reserves of natural gas far exceed reserves of oil. The Company has developed SCORE(TM) engines running on gaseous fuels, including natural gas. Together with light weight screw compressors, these engines satisfy a large market for electricity peak-shaving in buildings, shopping malls and supermarkets, as well as cold-storage facilities and gas field storage facilities.

         Electricity supplied by large utilities remains scarce in developing nations and is expensive in other countries with limited natural energy resources, such as Japan. Light weight, powerful engine driven generators based on the Company's SCORE(TM) engines can be airlifted to locations inaccessible by truck, such as fishing villages in Alaska and rural clothing factories in South America. These units can be installed on rooftops where conventional units would require major structural reinforcement. Because they are SCORE(TM) engines, they can run on any locally available fuel.

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

         The ability of the Company's gaseous fueled RPG series to run on producer gas or biogas, generated by fermentation or heat decomposition of waste products ranging from rice hulls to cow manure, has secured letters of intent from manufacturers of biogas equipment.

         Internationally, the Company finds itself in a favorable position, with possible alliances with a major Japanese kairetsu (a group of affiliated Japanese companies) and major Canadian energy suppliers, as well as contacts in South America and Central America. The Company could supply its products to these countries, primarily in the energy market and enable the creation of products thought before to be impossible, such as quiet, 750KW 50/60 HZ truck-mounted generators capable of negotiating Japan's narrow streets, or a hatchable engine to replace an aging engine/generator on a submarine.

         Electricity generation is a significant portion of wellhead costs for petroleum production. The natural gas version of the Series 580 engine is a competitive product in this market, as well as markets for the transportation and compression of natural gas in pipelines.

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

         RENEWABLE ENERGY MARKETS

         Nearly every waste product that is not recycled can be reduced to a flammable gas that will fuel a Series 580 RPE engine. The Company has identified potential customers with converters for wooden pallets, vegetation, cow manure, rice hulls and old tires. These converters, as well as producer gas from landfills, have a heating value too low for other engines without enrichment. However, the Series 580 RPE will typically burn these gasses without enrichment and still yield power outputs near their horsepower ratings. The Company has contracted with BG Technologies to set up and run a demonstration plant that will turn expended wooden pallets into electricity with an anticipated output of 375 kilowatts.

        MILITARY MARKETS

         In looking at the potential of the Company's commercial SCORE(TM) products in defense, there are some uses for engine/propulsion systems requiring the power density and multi-fuel capability advantages of the Company's SCORE(TM). These opportunities will be addressed by the Company following successful commercial market introduction and production of the 580 and/or 70 Series engines. There are no assurances that any military prototype and production orders will be received.

        UNMANNED AERIAL VEHICLES

The Company believes that a potential market exists for use of its 40 Series engines in Unmanned Aerial Vehicles ("UAVs") for military and commercial use, including crop-spraying, package delivery, atmosphere sampling, communications relay, border patrols, aerial photography and scouting for forest fires. Unmanned Aerial Vehicle systems used by the military greatly improve the quality and timeliness of battlefield information while reducing the risk of capture or loss of personnel, thus allowing faster and more informed decision-making by battlefield commanders.

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

        AUXILIARY POWER UNITS

         With developmental success for unmanned vehicles resulting in production of the 40 Series engines the Company will pursue auxiliary power unit military opportunities. There is no assurance that any new auxiliary power unit business will be obtained from the U.S. Government.

REGULATION

        PRODUCT REGULATION - GOVERNMENT

         The Company's products are regulated by various federal, state and local energy and environmental laws and regulations. All of these laws and regulations are subject to revocation or amendment, and the Company cannot predict what effect revocation or amendment may have on the Company's sales, business or operations.

         The 580 Series natural gas engine development which the Company will reactivate upon receipt of any future equity financing will be subject to various provisions of recent amendments to the Clean Air Act, as well as energy and environmental legislation enacted at state and local levels which may be more stringent than federal laws.

         Federal regulatory standards have been imposed only in connection with on-highway (I.E., truck and bus) vehicles. Additionally, the United States Environmental Protection Agency, in accordance with the 1990 Clean Air Act amendments, has proposed regulations for engines in non-road equipment and vehicles of 50 horsepower or higher, including agricultural and construction vehicles with full implementation expected in 2000. Initial regulations for marine engines are expected in 2001, however, will apply to outboards and personal watercraft only. Emission regulations on inboard, inboard/outboard and stern drives are not expected before 2005. Proposed regulations, however, require reduced NOx emissions, which favor the Company's SCORE(TM) technology engines.

         The generators, chillers and co-generation products for which the Company supplies engines to power demonstration and sales products must comply with federal, state and local environmental laws and regulations. Regulation of products such as those to be sold by the Company is conducted primarily at the state and local levels, where standards can vary. For example, environmental standards in California are stricter than comparable federal guidelines. The Company believes that its natural gas engines complies with all applicable federal and state environmental standards, though the Company cannot predict whether its products will continue to comply with any new environmental standards in the future. The Company does not believe that the costs and effects of complying with new or modified environmental laws relating to the Company's business will have a material adverse effect on the Company's business or operations.

         Natural gas is one of the many alternative fuels addressed by new laws and regulations. Others include methanol, ethanol, liquefied petroleum gas, hydrogen and reformulated gasoline. Although the Company believes that natural gas will become a preferred alternative fuel, there can be no assurance of this or that existing and future laws or regulations or their enforcement will create material long-term demand for natural gas fueled vehicles.

        PRODUCT REGULATION - MARINE INDUSTRY REGULATIONS

         Marine engines are required to comply with certain regulations promulgated by the U.S. Coast Guard. The Company's 580 Series marine engines are being designed and produced to comply with U.S. Coast Guard regulations. Marine engine emissions regulation is expected in the year 2003. The U.S. is signatory to the proposed International Maritime Organization ("IMO") regulations which, for the first time, specify exhaust stack emission units for shipping on the high seas. The fleet emissions standards will favor RPI's engines in shipboard applications as auxiliary power and propulsion. Finally, in order to qualify for passenger vessels, the Company's larger engines should be submitted for classification by one or a few marine classification agencies, such as American Bureau of Shipping, or Lloyd's Registry.

        ENVIRONMENTAL REGULATION

         The Company operates its facility in compliance with all applicable federal, New Jersey, and local environmental laws and regulations. Provisions in the Company's lease with Curtiss-Wright Corporation hold the Company harmless from fines, suits, procedures, claims and/or actions associated with environmental hazards or clean-ups arising from or resulting from prior or subsequent use of the premises by Curtiss-Wright or others for whom the Company is not responsible.

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

         The Company had NJDEP stack permits for control apparatus and equipment at December 31, 1998.

         The Company had no underground storage tanks at December 31, 1998. Short term fuel and fuel oil storage is contained in above ground tanks surrounded by containment walls. The Company has a Spill Prevention Control & Countermeasures Plan, as required by federal regulations.

         The Company has on file with the NJDEP a Notification of Hazardous Waste Activity in compliance with the Resource Conservation and Recovery Act. On an occurrence basis, transportation and disposal of hazardous waste is handled by Safety Kleen Corporation in accordance with applicable federal and State of New Jersey regulations. The Company maintains a transport manifest of all hazardous waste removal from the facility. The Company did not generate any hazardous waste from its operations during the fiscal year ended December 31, 1998.

MANUFACTURING AND ASSEMBLY

         The Company had sufficient capital equipment and manufacturing space available to support its minimal current operations at December 31, 1998. The Company has adequate capacity in the future to manufacture and test prototypes and limited production quantities of the Series 70 SCORE(TM), Series 580 SCORE(TM) and Series 580 NGRE engines, and to assemble and test engine-alternator units based on these engines. The Company has retained sufficient machining capability to manufacture the critical features of the major housing components.

         The Company purchases many of the components used in its rotary engines and completely assembles each engine at its facilities. The Company believes that virtually all of the parts necessary to manufacture its engine, such as rotors, crankshafts, castings, and forgings, are available from a variety of vendors in the United States and Canada.

SALES & SERVICE

         The primary task of an engine manufacturer is to produce high quality engines in quantity at a marketable price, with good availability and strong service. The Company's sales and service policies are directed toward these ends.

         Major accounts, such as SeaBank and Marubeni, continued to be serviced directly by Company executives and Company personnel in international sales management at December 31, 1998. For major accounts, the solicitation of orders, contract management, delivery and service logistics and production orders will remain with the Company, even though the contracts originate elsewhere, and commissions may be payable on these orders.

         Providing engines to special markets is the business of the Company's Master Engine Distributors, each one having a contractual segment of a vertical market and a territory and engine line. Master Engine Distributors are required to stock engines and meet minimum sales targets, make a substantial investment and to provide service where practical. Master Engine Distributors are also responsible for service for all external components and to stock replacement Power Cores. Aside from purchased components such as starters, pumps and injectors, a typical two-rotor engine has only three moving parts. This core of the engine, consisting of the housing and internal parts, is called a Power Core. Any problem internal to an engine is remedied by a replacement of the Power Core. Therefore, rotary engines do not require as extensive parts and service network as required for reciprocating diesels. The Company has sufficient spare parts and Power Cores to service existing engines in the domestic market. In 1998, the Company had one Master Engine Distributor; the Company anticipates that several more will be added in 2000.

         PowerCold and its subsidiaries and acquisitions continue to market the Company's natural gas Series 580 NGRE products in refrigeration markets, oil field development and stationary industrial engines.

INTELLECTUAL PROPERTY

         The Company believes that it owns or has license and patent protection for certain elements of the technology necessary to develop and produce its rotary engine. The Company owns approximately twenty-four (24) patents and four(4) new patent applications covering the design, materials, and manufacture of its rotary engine. These patents cover the concepts used in the SCORE(TM) engine combustion system and certain areas of the design and materials used in the sealing elements and in other critical technology areas. These patents cover not only the design currently used in the engines, but also those concepts that have been identified for future research and development. A portion of the patents and intellectual property of the Company is subject to the rights of the U.S. Government for military uses.

         The Company does not consider any one of its patents to be of such importance that its expiration, termination or invalidity would materially affect the Company business. There can be no assurance that the issued patents or the licensed rights of the Company will fully, or even partially, protect the Company's technology from competitors approaches, or that new patent applications will be allowed.

COMPETITION

         The Company's success depends upon its ability to maintain a competitive position in the development and commercialization of its rotary engine technology in relation to other existing and emerging technologies and upon its ability to displace current four-stroke and two-stroke reciprocating engines and turbines, all of which have an established position in the field. The Company is in competition with automobile engine manufacturers and other engine manufacturing firms specializing in the development of both diesel and gasoline reciprocating engines that have greater financial resources and capital than the Company.

         The Company also may face competition from engineering firms developing small gas turbines and small fuel cells for industrial sale. These companies may have substantially greater resources for research, development and manufacturing than the Company. Even though the Company has developed and patented its rotary engine technology, the Company's competitors may succeed in developing technologies and products that are more effective or commercially acceptable than those developed by the Company. In the given markets in which the Company intends to sell, however, there are currently no competitive products with the weight, size, vibration or fuel range of the rotary engine.

EMPLOYEES

         On December 31, 1998, the Company had one full-time employee paid by the Company, which employee was its President, Chief Executive Officer and Sole Director, and had three contract employees leased through Employee Solutions, Inc. See discussion under "Management's Discussion and Analysis or Plan of Operations" below.

         Until the first quarter of 1997, the Company had been able to attract and retain the engineers, professionals and other personnel required by its business. However, due to the financial difficulties encountered by the Company since October 1996, the Company had to lay off all of its employees. The Company has maintained close relationships with former employees involved in design and engineering of rotary engines and believes it will be able to rehire its core staff; however, in the future it may be more difficult for the Company to recruit and retain new employees in the future. None of the Company's employees at December 31, 1998 is represented by a labor union and the Company considers relations with its employees to be good.

ITEM 2.       DESCRIPTION OF PROPERTY

PROPERTY

         Until December 31, 1997, the Company leased 127,640 square feet of space from Curtiss-Wright at an average annual lease expense of $575,000. The facility is located at 1 Passaic Street, Wood-Ridge, New Jersey 07075. Approximately 54,000 square feet of space at the facility was used for manufacturing and assembly. Four fully instrumented engine test cells, with the capability of testing engines from 10 to 3,350 horsepower, occupy a further 20,000 square feet. The balance of the facility includes offices for design, development engineering, marketing, and administration.

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

         On May 1, 1998, the Company signed an annual lease for the test cell areas with Curtiss-Wright for $72,000, renewable on May 1, 1999, and May 1, 2000. In addition, the Company continues to occupy the office space on a month-to-month rental basis at a monthly rent of $1,300.

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 1998, the Company was not a party to, and the Company's property was not the subject of, any material pending legal proceedings, nor, to the Company's knowledge, was any material legal proceeding threatened.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Due to the lack of available capital and the cessation of operations, the Company did not hold an annual meeting of the stockholders in 1997 or 1998. No vote was made by the shareholders of the Company during the fiscal year ended December 31, 1998.

         During 1997, all of the members of the Board of Directors resigned. On November 24, 1997, Mr. Richard M.H. Thompson appointed Mr. Ken Brody, a former Director of the Company and principal in Abejon Rotary Power, President, Sole Director, and Chief Executive Officer of the Company, and then Mr. Thompson resigned.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock ("Common Stock"), par value $.01, has been publicly traded since February 9, 1994. The Common Stock traded in the over-the-counter market on the National Association of Securities Automated Quotation System (NASDAQ) Small Capitalization Issues under the symbol RPII and on the Pacific Stock Exchange ("PSE") under the symbol RPX until December 14, 1996, in the case of NASDAQ, and December 4, 1996, in the case of the PSE. The common stock of the Company was delisted from NASDAQ on December 19, 1996 and was suspended from the PSE on December 4, 1996. Since December 19, 1996, it has traded on the NASDAQ OTC Bulletin Board ("OTCBB"). On July 23, 1998, the trading symbol for the common stock changed to "RPIN".

         The following table sets forth the range of high and low bid and ask prices for the Common Stock on the OTCBB for the fiscal quarters indicated. All over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                        COMMON STOCK

                                                                  BID                               ASK
                                                                  ---                               ---
                                                        HIGH              LOW              HIGH             LOW
                                                        ----              ---              ----             ---
       FISCAL YEAR ENDED 12/31/98
          First Quarter                                 2.297            .063               2.375           .10
          Second Quarter                                1.297            .438               1.325           .50
          Third Quarter                                  .906            .375                 .95           .40
          Fourth Quarter                                 .563            .125                .625           .15



                                                        COMMON STOCK

                                                                  BID                               ASK
                                                                  ---                               ---
                                                        HIGH              LOW              HIGH             LOW
                                                        ----              ---              ----             ---
       FISCAL YEAR ENDED 12/31/97
          First Quarter                                  .625            .15625           1.03125            .22
          Second Quarter                                .3125               .13              .375            .18
          Third Quarter                                   .14               .04               .18          .0499
          Fourth Quarter                                   .1            .03125              .135            .04


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

         On December 31, 1998, there were approximately 750 common stockholders of record.

         The following table sets forth all equity securities issued by the Company during the fiscal year ending December 31, 1998 that were not registered under the Securities Act.


     SALE DATE        SHARES       TYPE       CONSIDERATION         PERSONS TO WHOM ISSUED
     ---------        ------       ----       -------------         ----------------------
                                              (PRICE/SHARE)
                                              -------------
   July 8, 1998       74,339      Common            1.00           47 Vendors(1)
   July 8, 1998       70,000      Common            0.38           Trien, Rosenberg, et al.(2)


--------
(1) Issued in settlement of accounts payable under agreement as part of the composition of creditors.
(2) Issued in partial payment for professional accounting and data processing services.


         All of the Common Stock and Preferred Stock listed above was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and no public offering was involved. All of the purchasers acquired the Common Stock for investment, and there was no general advertising or general solicitation in connection with the offer and sale of the Common Stock. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and in connection with these sales.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS

GENERAL OVERVIEW

         The Company and its wholly-owned subsidiary, E-Drive Systems Corporation ("E-Drive"), are engaged in the research, development, demonstration and production of rotary engines and electric power generation units capable of operating on a variety of liquid fuels and natural gas. The Company's strategic thrust is to penetrate commercial engine markets. The Company's commercialization efforts are focusing on natural gas rotary engines for industrial markets and liquid fuel engines for the commercial and recreational marine markets.

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

         Pursuant to the purchase agreement with JDTI, the Company has an obligation to pay JDTI earned deferred payments for applicable rotary engines sold. The deferred payments are 3.0% of the first $100 million of engine sales, 2.5% of the next $100 million, 1.5% of the next $100 million up to $300 million and 0.5% of all applicable rotary engine sales thereafter. These earned deferred payments are reduced by the amount of the deferred obligations of $5.1 million discussed above. The Company did not make a payment of $150,000 on January 30, 1998 or January 30, 1997. Also, in 1996 the Company was unable to make the full payment of $150,000 which was due to the seller on January 30, 1996, deferring the remaining $75,000 balance to January 30, 1997, which was not paid.

         Prior to 1996, the Company has earned substantially all of its revenues from contracts or subcontracts with the U.S. Government. All these contracts have been completed or otherwise terminated, and the Company does not anticipate substantial revenues from the U.S. Government in the future.

         In 1995, the Company established RPM, a wholly-owned subsidiary, which acquired certain assets of Rotary Marine Industries, Inc. (RMI) for approximately $165,000 and a royalty on future 65 Series rotary marine engine sales. RPM produces rotary engines for commercial and recreational marine markets. RPM's business has been unprofitable due to sales volume well below initial projections, while RPM also competed for capital from projects related to the Company's main businesses. Therefore, management has decided to divest the Series 65 engine inventory and related assets, as well as the Company's non-exclusive right to purchase engines under its contract with Mazda, and redirect the recovered capital into the Company's operations. The subsidiary, E-Drive, will be redirected to the manufacture of the alternator assemblies for propulsion and power generation, engine management systems and other electrical and electronic components of the Company's power generation units.

         In accordance with its plans to redirect the RPM subsidiary, the Company signed a contract for the sale of a portion of RPM's 65 Series gasoline marine pleasure craft engine inventory and some associated production equipment with Rotary Power Marine Corporation, a New York corporation, on June 4, 1998, which closed on July 28, 1998. Under this agreement the purchaser assumed the Rotary Power Marine name and trademark and the subsidiary was renamed E-Drive Systems.

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

         To obtain additional working capital for its planned operations in 1998, the Company signed a contract with Rotary Power Enterprise, Inc. ("RPE") on July 2, 1998 for the sale of its 65 Series Natural Gas Rotary Engine product line and an Engine Distributor Agreement for the Natural Gas fueled 580 Series engines. Upon completion of the transaction, which is subject to the fulfillment of various closing conditions, the Mazda NGRE agreements and the Hussmann agreement will be included in the sale of the 65 Series Natural Gas engine product line asset to RPE. The anticipated proceeds from this sale includes the release of a lien for $217,000, issued to secure a loan by PowerCold to the Company.

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

         The first step in this plan was to identify all generic production assets, excess furniture and fixtures, which were auctioned to yield $575,000 on January 27, 1998. All custom made equipment and necessary furnishings were retained to keep a modest manufacturing capability in-house. These funds were used to settle the rent arrearage noted above, as working capital, and as funds for subsequent settlements.

         Next, the Company conducted a composition of creditors, in which $552,218 of the Company's debt was formally settled for $56,643 and 74,336 shares of the Company's common stock. These settlements were concluded, and the stock issued, by June 30, 1998. No filing under any bankruptcy or reorganization statute was required.

RESULTS OF OPERATIONS

        TWELVE MONTHS ENDED DECEMBER 31, 1998 VS. TWELVE MONTHS ENDED DECEMBER 31, 1997

         Financial results of the Company for the year ended December 31, 1998, represent the results of the first phase of restructuring during which there were no manufacturing operations. Revenue for 1998 was $72,847, resulting entirely from the sales of inventory of discontinued engine lines.

         Cost of revenue for 1998 of $627,695 reflects the cost of prototype and Mazda engine blocks sold from inventory. Cost of revenue also includes fixed period charges, such as rent on production facilities and depreciation on production machinery and equipment that are not related to sales volume.

         Payroll, benefits and rent for the year ended December 31, 1998 were significantly reduced, but the bulk of General and Administrative costs consists of fixed expense related to depreciation, legal and auditing expenses, period charges and corporate expenses, therefore, General and Administrative costs decreased $573,792, or 43%, from 1997.

         Engineering staff was diverted to accommodate the planning and relocation of inventory and equipment. No engine development was accomplished in this period and, consequently, there was no Research and Development expense.

         As a result of the above, the loss from operations decreased from a $4,350,338 loss in 1997 to a loss of $330,528 for 1998.

         Net interest expense for 1998 decreased 40%, or $330,445 over 1997, reflecting reduced interest on the Company's 10.412% zero-coupon bonds versus the retired NJEDA bonds, as well as the reduction in other debts.

         Other income of $466,989 reflects the auction of depreciated machinery and equipment and the sales of equipment and inventory related to the Mazda engine businesses. In 1997, Other Income reflects the gain on the disposition of FICO strips held as collateral for NJEDA bonds.

         As a result of the above, net loss decreased dramatically by $3,522,567 to $1,510,252 in 1998 from $5,032,819 in 1997, increasing the Company's net operating loss carryforward to approximately $15.4 million.

        TWELVE MONTHS ENDED DECEMBER 31, 1997 VS. TWELVE MONTHS ENDED DECEMBER 31, 1996

         Financial results of the Company for the year ended December 31, 1997, represent the results of five months of operations severely limited by funding followed by seven months of plant closure. Revenue for 1997 decreased by 92% due to the completion of all U.S. Government contracts and the seven months of non-operation. The net loss of $5,032,819 increased the Company's net operating loss carryforward to approximately $15 million. This loss includes write-offs of $1,541,183 in anticipation of the disposition of assets and the changes in markets.

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

         In 1997, the Company had other income of $148,188 consisting of the net of the realized gain on the sale of FICO strips of $649,076 and the write-off of deferred financing costs relating to the retirement of the NJEDA bonds of $481,630, and a loss on the disposal of assets of $19,257. In 1996, the Company incurred other net expenses of $59,000.

         As part of this restructuring, the Company redeemed and paid off all $6.5 million of its NJEDA bonds outstanding by liquidating the balance of its FICO strips, applying $2.9 million of the net proceeds from the FICO strips towards the NJEDA bonds, and floating a new $10,000,000 maturing principal amount of ten-year, 10.412% bonds due December 15, 2007, which raised the remaining balance, $3.6 million. The liquidation of the FICO strips resulted in a gain of $479,014. Redemption of the NJEDA bonds cured various default conditions under the loan agreement with the NJEDA. The new bonds are callable any time at their accreted value and are zero-coupon bonds, preserving the Company's cash flow during the restructuring and for some time thereafter. The Indenture of Trust for these bonds requires the Company to establish and maintain a Bond Reserve Fund equal to 50% of the principal amount of the then outstanding bonds on December 31, 2000.

With no bonds called, the requirement for this Bond Reserve Fund would be $2,457,000 on January 1, 2001.

         In conjunction with the restructuring of long-term debt, the Company negotiated a settlement of the $705,890 rents due its landlord, Curtiss-Wright, until February 28, 1998, by paying $125,000 in cash ($115,000 of which is a current liability at year-end), and a $400,000 note, due January 1, 2003, bearing interest at 4% and secured by any excess unsecured collateral after the satisfaction of provisions in the bond Security Agreement. The Company also relinquished its 54,000 square foot manufacturing facility to Curtiss-Wright, and renegotiated a lease for the Company's executive office space and the existing Engine Test Facility. At this time the Company has complied in all respects with its agreements with Curtiss-Wright and has consolidated its manufacturing facilities within the Engine Test facilities.

         As a result of the above, net loss for the Company increased from $4970,054 in 1996 to $5,031,819 in 1997.

MANAGEMENT

         On November 24, 1997, Richard M. H. Thompson was succeeded by Ken Brody as President, Chief Executive Officer and Sole Director. Mr. Brody, at one time a Director of the Company, came in for the express purpose of restructuring the Company's finances, markets and directions. Mr. Brody then re-hired John Mack as Chief Engineer, along with several of the Company's experienced and loyal administrative, engineering and production people to create a core staff. As further decision support for the restructuring, the Company retains the consulting services of William T. Figart, former Director and officer, and Gary LaBouff, former Vice President of Engineering. Subsequent events have shown this team to be effective, flexible and capable of carrying forward the Company's mission.

         In order to retain topnotch employees without investing heavily in management infrastructure and benefits, the Company has leased its employees, except the Company's President, Chief Executive Officer and sole Director, from Employee Solutions Inc. ("ESI") since February 15, 1998. Under the ESI leasing arrangement, the Company's employees get medical insurance, workers compensation and an employee-contribution 401K plan.

LIQUIDITY AND CAPITAL RESOURCES

         It was anticipated that cash resources and the expected revenues from further asset sales were sufficient to enable the Company to continue its operations through January 31, 1999. Thereafter, an issue of preferred stock was required to reach the point where major financing could be arranged.

         Operating activities absorbed $779,967 in cash during 1998, including an adjustment of $413,920 which is the amount of accounts payable forgiven in the composition of creditors, and also including a gain of $106,280 on the sale of fixed assets at auction.

         Investing activities of $528,720 in 1998 were the proceeds of two asset sales related to the liquidated Mazda engine lines.

         Revenues from the sale of capital assets in 1998 in 1998 were directed towards the repayment of debt. Collections on the sale of the Company's Series 3 Preferred Stock amounted to $175,000. Net cash absorbed by these investing activities was $99,275.

         During 1997, cash was used to (i) maintain the Company in a viable condition, (ii) redeem the NJEDA bonds, (iii) fund the continued development of the Company's industrial engines, and (iv) fund the Value Improvement Program on the Series 580 engines. The Company ended 1997 with cash equivalents of $371,007, of which $328,113 was held by the Trustee for the NJEDA bonds and was eventually applied to the repurchase of those bonds.

YEAR 2000 COMPLIANCE

         The Company's accounting, manufacturing, order entry, bill of materials, and inventory systems at December 31, 1998 were being converted to a new system that is compliant with processing requirements for the year 2000. The Company had not experienced any Y2K problems at December 31, 1998. There are no other systems considered material to the Company's operations that would be vulnerable to this problem.

"SAFE HARBOR" STATEMENT

         Forward-looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include interruptions or cancellation of existing contracts, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

ITEM 7.       FINANCIAL STATEMENTS


Report of Independent Accountants...............................................   F-1

Consolidated Balance Sheets - December 31, 1998 and 1997........................   F-2

Consolidated Statements of Operations for the Years Ended

December 31, 1998 and 1997 .....................................................   F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

for the Years Ended December 31, 1998 and 1997..................................   F-4

Consolidated Statements of Cash Flows for the Years

Ended December 31, 1998 and 1997................................................   F-5

Notes to Financial Statements...................................................F-6 - F-18


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Rotary Power International, Inc.

We have audited the accompanying consolidated balance sheets of Rotary Power International, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotary Power International, Inc. and subsidiary as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Demetrius & Company, L.L.C.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 6, 2000

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS


                                                                                             1998                1997
                                                                                       -----------------   -----------------
Current assets:
      Cash and cash equivalents                                                         $           485     $        42,894
      Cash held by trustee                                                                          --              328,113
      Accounts receivable                                                                        43,566              42,723
      Other receivables                                                                          30,000              15,000
      Inventories                                                                               681,898           1,341,665
      Other current assets                                                                          436                 500
                                                                                       -----------------   -----------------

          Total Current Assets                                                                  756,385           1,770,895

Fixed assets                                                                                    422,695           1,280,794
Patents                                                                                         554,233             615,817
Other assets, net                                                                               284,849             266,214
                                                                                       -----------------   -----------------

                                                                                        $     2,018,162     $     3,933,720
                                                                                       =================   =================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
      Current portion of long-term debt                                                 $           --      $       274,275
      Accounts payable                                                                          138,003             939,274
      Loan Payable                                                                                  --              216,768
      Accrued liabilities                                                                       866,715             904,865
      Other current liabilities                                                                 500,000             507,000
      Deferred acquistion obligation - current                                                1,225,000             725,000
                                                                                       -----------------   -----------------

          Total Current Liabilities                                                           2,729,718           3,567,182

Long-term liabilities:
      Deferred acquisition obligation                                                         2,412,563           2,644,049
      Long-term debt                                                                          4,015,925           3,631,265
      Note Payable                                                                              400,000             400,000
                                                                                       -----------------   -----------------

          Total Liabilities                                                                   9,558,206          10,242,496
                                                                                       -----------------   -----------------

Commitments and contingencies

Stockholders' deficiency:
      Preferred stock, 300,000 par value $.01 shares authorized;
        175,000 shares issued and outstanding                                                     1,750                 --
      Common stock, par value $.01; 10,000,000 shares authorized ;
       6,112,855 for 1998 and 5,968,516 for 1997 shares issued and outstanding                   61,129              59,685
      Paid-in capital                                                                        11,612,157          11,336,367
      Accumulated deficit                                                                   (19,215,080)        (17,704,828)
                                                                                       -----------------   -----------------

             Total Stockholders' Deficiency                                                  (7,540,044)         (6,308,776)
                                                                                       -----------------   -----------------

                                                                                        $     2,018,162     $     3,933,720
                                                                                       =================   =================


The accompanying notes are an integral part of the statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                              1998               1997
                                                        -----------------  ------------------

Revenues                                                 $        72,848    $        413,310
                                                        -----------------  ------------------
Costs and expenses:
      Cost of revenues                                           627,695           2,979,763
      General and administrative                                 775,681           1,349,473
      Research and development                                       --              434,412
                                                        -----------------  ------------------

          Total Cost and Expenses                              1,403,376           4,763,648
                                                        -----------------  ------------------

          Loss From Operations                                (1,330,528)         (4,350,338)

Other income (expense):
      Interest expense                                          (653,173)           (983,618)
      Interest income                                              6,460             152,949
      Other, net                                                 466,989             148,188
                                                        -----------------  ------------------

          Total Other Expense                                   (179,724)           (682,481)
                                                        -----------------  ------------------

          Net Loss                                       $    (1,510,252)   $     (5,032,819)
                                                        =================  ==================


Net loss per common share - primary:                     $         (0.25)   $          (0.82)
Weighted average common shares outstanding:                    6,040,686           6,118,880




The accompanying notes are an integral part of the statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                 Series 3 Convertible
                                                    Preferred Stock         Common Stock          Subscriptions
                                                 ----------------------------------------------
                                                   Shares     Value       Shares     Par Value           --
                                                 --------------------- ------------------------ ------------------
Balance at December 31, 1996                           --         --       6,641,432   $66,414       $ (3,150,000)

     Cancellation of common stock                      --         --        (822,916)   (8,229)         3,150,000
     Issuance of common stock                          --         --         150,000     1,500              --
     Net loss                                          --         --          --          --                --
                                                 --------------------- ------------------------

Balance at December 31, 1997                           --         --       5,968,516    59,685              --

     Issuance of common stock                          --         --         144,339     1,444              --
     Issuance of preferred stock                     175,000   $1,750         --          --                --
     Net loss                                          --         --          --          --                --
                                                 --------------------- ------------------------ ------------------

Balance at December 31, 1998                         175,000   $1,750      6,112,855   $61,129   $          --
                                                 ===================== ======================== ==================



                                                    Paid-In     Accumulated       Stockholders'
                                                    Capital       Deficit       Equity (Deficiency)
                                                 -----------------------------  ------------------
Balance at December 31, 1996                      $ 14,404,638   $(12,672,009)       $ (1,350,957)

     Cancellation of common stock                   (3,141,771)        --                   --
     Issuance of common stock                           73,500         --                  75,000
     Net loss                                             --       (5,032,819)         (5,032,819)
                                                 -----------------------------  ------------------

Balance at December 31, 1997                        11,336,367    (17,704,828)         (6,308,776)

     Issuance of common stock                          102,540         --                 103,984
     Issuance of preferred stock                       173,250         --                 175,000
     Net loss                                             --       (1,510,252)         (1,510,252)
                                                 -----------------------------  ------------------

Balance at December 31, 1998                      $ 11,612,157   $(19,215,080)       $ (7,540,044)
                                                 =============================  ==================


The accompanying notes are an integral part of the statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                           1998              1997
                                                                      ----------------  ----------------
Cash flows from operating activities:
Net loss                                                               $   (1,510,252)   $   (5,032,819)
Adjustments to reconcile to net cash used in operating activities:
     Depreciation                                                             435,660           955,988
     Amortization                                                              61,584            80,017
     Interest, net                                                            653,174           145,501
     Other                                                                       --             117,681
     Deposit surrender for rent payment                                          --              50,000
     Rent payment with long term note payable                                    --             400,000
     Gain on sale of long term investment                                        --            (651,639)
     Write off deferred issuance cost                                            --             471,145
     (Gain) loss on disposals of fixed assets                                (106,280)           19,257
     Settlement of accounts payable                                          (413,920)             --
     Common stock issued for professional services                             26,600              --
     Loss on contract close                                                      --             152,641
     Inventory write down                                                        --           1,369,285
     Changes in assets and liabilities:
         Accounts receivable                                                     (843)          256,651
         Other receivables                                                    (15,000)           (5,917)
         Inventories                                                          442,999           (53,920)
         Other current assets                                                      64             9,314
         Other assets                                                         (18,635)          (25,663)
         Accounts payable                                                    (309,968)         (163,893)
         Accrued liabilities                                                  (38,150)         (191,773)
         Other current liabilities                                             (7,000)          (57,904)
                                                                      ----------------  ----------------

             Net Cash Used in Operating Activities                           (799,967)       (2,156,048)
                                                                      ----------------  ----------------

Cash flows from investing activities:
     Purchase of long term investment                                            --          (1,583,112)
     Sale of long term investment                                                --           6,381,108
     Proceeds from the sale of fixed assets                                   528,720            20,000
                                                                      ----------------  ----------------

             Net Cash Provided by Investing Activities                        528,720         4,817,996
                                                                      ----------------  ----------------

Cash flows from financing activities:
     Loan Payable                                                                --             216,768
     Repayment of long-term debt                                             (274,275)       (6,538,642)
     Issuance of long-term debt                                                  --           3,631,265
     Deferred issuance cost                                                      --            (233,929)
     Issuance of preferred stock                                              175,000              --
                                                                      ----------------  ----------------

             Net Cash  Used in Financing Activities                           (99,275)       (2,924,538)
                                                                      ----------------  ----------------

             Net Decrease in Cash                                            (370,522)         (262,590)

Cash and cash equivalents at beginning of year                                371,007           633,597
                                                                      ----------------  ----------------

             Cash and Cash Held in Escrow at End of Year               $          485    $      371,007
                                                                      ================  ================

Supplemental disclosures of cash flow information:
     Interest paid during the year                                               --           $ 692,578
     Income taxes paid during the year                                           --                --

See Note 17 for supplemental cash flow information


The accompanying notes are an integral part of the statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.       GENERAL

         Rotary Power International, Inc. ("RPI" or the "Company") and its wholly-owned subsidiary, Rotary Power Marine, Inc. are engaged in the development, demonstration and production of rotary engines capable of operating on a variety of liquid fuels and natural gases. The Company's strategic thrust is to penetrate commercial engine markets. The Company's commercialization efforts are focusing on natural gas rotary engines for commercial refrigeration, compressors, generators, and on diesel engines for the commercial and recreational marine market and for commercial generator sets.

         In 1995, the Company established a wholly-owned subsidiary, Rotary Power Marine, Inc. ("RPM") renamed E-Drive Systems Corp ("E-Drive"), which acquired certain assets of Rotary Marine Industries, Inc. for approximately $165,000 and a royalty on future 65 Series rotary marine engine sales. E-Drive produces rotary engines for commercial and recreational marine markets. E-Drive's primary customers consist of builders of commercial and recreational marine boats as well as distributors of engines, who sell to a diverse customer base.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, E-Drive. All significant intercompany accounts and transactions have been eliminated.

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

                                DECEMBER 31, 1998

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

                  Revenues billed to the U.S. Government and its agencies directly and through prime contractors were approximately $0 for each of the years ended December 31, 1998 and 1997, respectively.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

         g.       Patents

                  Purchased patents are amortized on a straight-line basis over there useful lives, generally seventeen years. Amortization expense was $61,582 for each of the years ended December 31, 1998 and 1997. Accumulated amortization was $431,074 and $369,490 for the years ended December 31, 1998 and 1997, respectively.

         h.       Income Taxes

                  Deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities, principally inventory, fixed assets, accrued liabilities and deferred acquisition obligation, and their financial reporting amounts at each year-end and net operating loss carryforwards.

         i.       Net Loss Per Common Share

                  Basic and fully diluted net loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. The exercise of stock options and warrants was not assumed as their effect would be anti-dilutive.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         j.       Stock Based Compensation

                  The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's employee stock options equals or exceeds the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

                  The Company applies the provisions of SFAS No. 123, for non employee stock compensation. The shares are valued based upon the value of the services performed.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 1998 and 1997 consisted of the following:


                                      1998                1997
                                    -------             -------
         Commercial                 $43,566             $42,723
                                    -------             -------
                    Total           $43,566             $42,723
                                    =======             =======

         Other unbilled costs are subject to future negotiation and are expected to be billed and collected within one year.

4.       INVENTORIES

         Inventories at December 31, 1998 and 1997 consisted of the following:


                                      1998               1997
                                    --------          ----------
              Fuel and oil          $  1,344          $    1,344
              Parts                  680,554           1,340,321
                                    --------          ----------
                                    $681,898          $1,341,665
                                    ========          ==========


         The preparation of financial statements in conformity with the generally accepted accounting principles requires the use of estimates relating to the amounts of certain assets and liabilities at the date of the financial statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

4.       INVENTORIES (Continued)

         At December 31, 1998, the Company has inventory at cost totaling $1,248,815. The Company has estimated the net realizable value of the parts and engines to be $681,898. While the ultimate outcome of the net realizable value may differ, management believes that any additional loss will not have a material impact on the Company's financial position.

5.       FIXED ASSETS

         Fixed assets at December 31, 1998 and 19976 consisted of the following:


                                                        Useful Lives              1998                   1997
                                                                             -----------             ----------

         Machinery and equipment                              7               $2,693,345             $5,439,417
         Furniture and fixtures                               7                   27,080                 68,388
         Office equipment                                     7                   47,205                 59,444
         Computer equipment                                   5                  342,112                333,796
         Autos and trucks                                     5                       --                  8,500
         Boats                                                5                       --                 27,195
         Tooling                                              3                  181,689                564,598
         Demonstration equipment                              3                  261,663                261,663
         Construction in process                              -                   25,941                 25,941
                                                                             -----------             ----------
                                                                               3,579,035              6,788,942

               Less accumulated depreciation                                   3,156,340              5,508,148
                                                                             -----------             ----------
                                                                             $   422,695             $1,280,794
                                                                             ===========             ==========


6.       OTHER ASSETS

         Other assets as of December 31, 1998 and 1997 consisted of the following:


                                                                            1998                         1997
                                                                          --------                    --------
         Deferred issuance cost                                           $233,929                    $233,929
         Capitalized production cost                                            --                      25,663
         Deposits                                                           31,500                       6,622
         Officers loans                                                     19,420                          --
                                                                          ------------------------------------
                                                                          $284,849                    $266,214
                                                                          ========                    ========


                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

7.       ACCRUED LIABILITIES

         Accrued liabilities at December 31, 1998 and 1997 consisted of the following:


                                                                            1998                        1997
                                                                          --------                    --------
         Provision for loss on contracts                                  $697,821                    $697,821
         Contract adjustments                                               62,000                      62,000
         Professional fees                                                  15,338                      15,338
         Other                                                              91,556                     129,706
                                                                          --------                    --------

                                                                          $866,715                    $904,865
                                                                          ========                    ========

8.       DEFERRED ACQUISITION OBLIGATION

         Pursuant to the acquisition of certain assets at the Company's inception in 1991, a deferred acquisition obligation was incurred, which as of December 31, 1998 and 1997 is payable to the seller as follows:


                                                                                1998               1997
                                                                              ----------        ----------
              $150,000 per annum, payable
                 January 31, 1996 through 1997                               $   225,000        $  225,000
              $500,000 per annum, payable
                 January 31, 1998 through 2006                                 4,500,000         4,500,000
                                                                              ----------        ----------
                    Total remaining payments                                   4,725,000         4,725,000

              Less:
                 Unamortized discount at 10%                                  (1,087,437)       (1,355,951)
                 Current portion                                              (1,225,000)         (725,000)
                                                                              ----------        ----------
                    Long term portion                                         $2,412,563        $2,644,049
                                                                              ==========        ==========


         The Company had not made its required payments through January 31,1999.

         The fair value of this obligation approximates carrying value. In addition to the deferred acquisition obligation, the Company may be required to make additional payments to the seller based upon a certain percentage of engine sales. No additional payments were made in 1998 and 1997.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

8.       DEFERRED ACQUISITION OBLIGATION (Continued)

         The Company is in negotiations with Deere & Company with regard to the fixed minimum payments due to John Deere Technologies International ("JDTI") under the deferred acquisition obligation.

9.       LOAN PAYABLE AND NOTE PAYABLE

         a.       Loan Payable

                  In May and June 1997, PowerCold Corporation a shareholder, loaned the Company a total of $216,768. The loan was non-interest bearing. The loan was settled in 1998.

         b.       Note Payable

                  In December 1997, the Company issued a $400,000 promissory note to its landlord in satisfaction of rent due through December 31, 1997. The note is due January 1, 2003 and bears interest at 4% per annum. The note is collateralized by a second position in inventory and property and equipment.

10.      LONG-TERM DEBT

         Long-term debt as of December 31, 1998 and 1997 consisted of the following:


                                                                                1998             1997
                                                                            -------------     ------------
         $10,000,000 aggregate principal amount
         of 10.412% bonds due December 15, 2007                               $4,015,925        $3,631,265
         New Jersey Economic Development
           Authority Bonds                                                           --            274,275
                Less current portion                                                 --           (274,275)
                                                                            -------------     ------------
                                                                              $4,015,925        $3,631,265
                                                                            =============     ============


         On December 22, 1997, the Company issued $10,000,000 aggregate maturing principal amount of 10.412% bonds due December 15, 2007. Total proceeds from the issuance was $3,631,265, and bond discount is being amortized over the bonds' life. The bonds are collateralized by certain property and equipment. On or prior to December 31, 2000, the Company shall deposit into a Bond Reserve Fund an amount equal to at least 50% of the principal amount of bonds outstanding on such date. Interest expense for 1998 amounted to $384,660.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

10.      LONG-TERM DEBT (Continued)

         As a result of these events, the Company used the proceeds to pay off $6,465,725 of NJEDA bonds. As of December 31, 1997, $274,275 of the NJEDA bonds was outstanding. The bond trustee was holding in escrow the balance due, and on January 22, 1998, the balance due was paid in full by the trustee.

11.      COMMITMENTS AND CONTINGENCIES

         The U.S. Government's Defense Contract Audit Agency has performed final indirect rate audits of the Company's contract costs for the years ended December 31, 1992, 1993, 1994, 1995 and 1996; there are no other years outstanding. The results of the audits did not have a material effect on the Company's financial position or results of its operations. The Company provides for potential adjustments from such audits and believes that any adjustments from such audits will not have a material effect on the Company's financial position or results of operations.

         The Company leases office and laboratory space under an annual operating lease. Rent expense for the years ended December 31, 1998 and 1997 was $103,165 and $551,000, respectively, net of sublease income.

12.      RELATED PARTY TRANSACTIONS

         Ken Brody, President of the Company, is a minority shareholder of Abejon Rotary Power Corporation (Abejon). At December 31, 1998 and 1997, the Company has an advance payable to Abejon of $500,000 for future sales of engines. The advance is recorded in other current liabilities.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

         The Company has designated Series 1 convertible preferred stock and Series 2 (nonvoting) preferred stock. None of the Series 1 or Series 2 preferred stock was outstanding at December 31, 1998 and 1997. Furthermore, with the completion of the Company's initial public offering, neither the Series 1 or Series 2 preferred stock is available for issuance.

         In connection with the successful completion of the Company's initial public offering of its common stock in 1994, the Series 1 convertible preferred stock and accumulated dividends were converted into 734,598 shares of common stock.

         On November 2, 1998, the Company authorized 300,000 shares of Series 3 Non-Voting Convertible Stock, par value $0.01 per share. The shares are not entitled to dividends and each share is convertible into 4 fully paid and non-assessable shares of common stock. At December 31, 1998 175,000 Series 3 preferred shares have been issued.

         COMMON STOCK:

         During 1998, the Company issued 74,339 shares to creditors for settlement of debt and 70,000 shares to an accounting service provider for bookkeeping purposes.

         On March 13, 1997, the Company issued 150,000 shares as commission for the sale of FICO strips.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

13.      SHAREHOLDERS' EQUITY (Continued)

         COMMON STOCK: (CONTINUED)

         On March 21, 1997, the Company sent notice to Hydro Lance Maritime Transport, Inc. ("Hydro") and Abejon Rotary Power Corporation ("Abejon"), declaring the occurrence of an event of default under the Company's loan agreement with Hydro and Abejon. The event of the default was declared as a result of Hydro's failure to make a principal payment of $175,000 and an interest payment of $28,435, both of which were due to the Company on December 20, 1996. In its notice to Hydro and Abejon, the Company elected to declare the principal of and interest on the loan and other amounts payable under the loan agreement to be immediately due and payable and to take possession of and execute upon 822,916 shares of the Company's common stock which are owned by Abejon and were pledged as collateral and security for the obligations of Hydro under the loan agreement. In its notice, the Company also reserved any and all of its rights and remedies with respect to other shares of the Company's common stock owned by Abejon.

         During 1996, the Company issued a total of 3,250,000 shares of its common stock. Warrants to purchase 250,000 shares of common stock at a price of $2.50 per share were exercised.

         On February 16, 1994, the Company completed an initial public offering of 800,000 shares of its common stock at $8.00 per share. The Company received proceeds of $5,824,000, net of underwriting discounts and commissions. The net proceeds, less related costs and expenses, were credited to capital stock and paid-in capital. The Company's common shares are traded on the OTC Bulletin Board.

         In connection with the initial public offering, the Company sold to the underwriters, for $800, warrants to purchase from the Company 80,000 shares of common stock at $9.60 per share, which are exercisable for a period of four years commencing February 9, 1995.

         There were 45,000 warrants to purchase common stock outstanding at December 31, 1998, which are exercisable through 1999 at $4.625.

         At December 31, 1998 52,200 shares of common stock were reserved for exercise of warrants and stock options.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

         Option status and activity were as follows for the years ended December 31:


                                                                                  1998              1997
                                                                             -----------         ---------
         Outstanding, beginning of year                                           52,000           291,000
         Canceled ($.19125 to $5.00 1998 and 1997)                               (44,800)         (239,000)
                                                                                  ------         ---------
         Outstanding ($3.00 per share)
           end of year                                                             7,200            52,000
                                                                                  ======         =========

         Available for grant                                                      95,000            95,000
                                                                                  ======         =========

         Exercisable                                                               7,200            31,200
                                                                                  ======         =========


                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

15.      EMPLOYEE BENEFITS

         The Company is the sponsor of a defined contribution retirement savings plan. All employees of the Company are eligible for participation after one year of service. The Company matches 100% of pre-tax contributions up to 3.0% of the participant's total salary. The Company recorded $-0-and $14,576 of matching contributions and $466 and $1,206 of administrative expenses related to this plan in 1998 and 1997, respectively.

         The Company has established an incentive compensation plan to provide incentive compensation to the Company's officers and key employees. Any awards must be approved by the Board of Directors and are paid in quarterly installments and shall not exceed 100% of the participant's salary. There were no such awards granted or accrued during 1998 and 1997.

16.      INCOME TAXES

         Deferred tax accounts as of December 31, 1998 and 1997 comprise the following:


                                                                                 1998              1997
                                                                             -----------       -----------
               Net operating loss carryforwards                                6,074,700        $6,371,549

               Depreciation                                                      (18,000)          (24,595)
                                                                             -----------       -----------

               Deferred tax assets, net                                        6,056,700         6,346,954

               Valuation allowance                                            (6,056,700)       (6,346,954)
                                                                              ----------       -----------

                  Net deferred tax assets                                     $      --        $       --
                                                                              ==========       ===========


         As of December 31, 1998, the Company has federal and state net operating loss carryforwards available for tax purposes of approximately $15,437,200 and $13,907,000 expiring through 2013 and 2007, respectively.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

17.      SUPPLEMENTAL CASH FLOW INFORMATION

         During 1998, the Company settled debt of $216,768 in exchange for inventory.

         During 1998, the Company settled accounts payable in exchange for cash and common stock resulting in forgiveness of debt of $491,303.

         During 1998, the Company issued stock for accounting services valued at $26,600.

         The Company recorded $145,536 of accreted interest income on the FICO Strips during 1997.

         During 1997, the Company issued 150,000 shares of common stock at $0.50 per share as commission for the sale of FICO strips.

         Additionally, the Company recorded imputed interest expense of $268,513 and $286,906 on its deferred acquisition obligation during December 31, 1998 and 1997, respectively.

18.      GOING CONCERN

         As shown in the accompanying financial statements, the Company incurred net losses of $1,510,252, $5,032,819 and $4,970,054 during the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the Company had working capital deficiency of $1,973,333 and its total liabilities exceeded total assets by $7,540,044. These factors, as well as the uncertain conditions that the Company faces regarding obtaining financing or additional capital investment create uncertainty about the Company's ability to continue as a going concern. In January 1998, the Company auctioned fixed assets resulting in net proceeds of $575,000 and in May 1998, a settlement was reached with unsecured creditors, reducing accounts payable by approximately $491,000. (See
         Note 19). The ability of the Company to continue as a going concern is dependent upon the company obtaining future financing and marketing its commercial products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

19.      SUBSEQUENT EVENT

         As of November, 1999, the Company had entered into a series of agreements with Londonderry Capital Structuring Ltd. of Toronto, Canada, an investment banking firm. Under these agreements, Londonderry has signed a stock subscription agreement for the purchase of up to 3,000,000 shares of common stock subject to the Company meeting certain conditions.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

         The sole director and executive officer of the Company is as follows:


                       NAME                  AGE                 POSITION WITH THE COMPANY
                       ----                  ---                 -------------------------
             Kenneth Leighton Brody          57         President and Chief Executive Officer and Director


         Ken Brody was only a director of the Company from February 1996 until March, 1997. He was President of Abejon Rotary Power Corporation, a marine engine and electronics distributor since May 1995. Mr. Brody has also been Chairman of Hydro Lance Maritime Transport Corporation, a builder of high-speed ferries. From April 1991 he has been General Manager and a partner of Cadenza Marine, a marine electronics service and sales firm. From February 1985 through December 1991, Mr. Brody was a Principal in Pragma Associates, a computer science consulting firm. Mr. Brody is a Certified Public Accountant and holds a United States Coast Guard Captain's license. He attended Rensselaer Polytechnic Institute as a physics major and completed a VLSI Design Course at the Massachusetts Institute of Technology in 1980.

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

         There were no filings made by the Company's officers, directors or 10% beneficial owners required under Section 16(a) during the fiscal year ended December 31, 1998.


ITEM 10.       EXECUTIVE COMPENSATION

         The following table sets forth the compensation during the last three fiscal years of the Chief Executive Officer and each of the other four most highly-compensated executive officers of the Company (the "Named Executive Officers") whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Company during the last fiscal year through December 31, 1998.


                                         SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION       LONG TERM COMPENSATION AWARDS
                                     -------------------    -----------------------------------

  NAME OF INDIVIDUAL                                            SECURITIES          ALL OTHER
AND PRINCIPAL POSITION      YEAR   SALARY ($)   BONUS ($)   UNDERLYING OPTIONS     COMPENSATION
----------------------      ----   ----------   ---------   ------------------     ------------

Kenneth L. Brody,         1998       $104,000     ---             ---                   ---
  President and Chief     1997          7,500     ---             ---                   ---
  Executive Officer       1996          ---       ---             ---                   ---



COMPENSATION PURSUANT TO PLANS

        STOCK OPTION PLAN

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

         At December 31, 1998, there was one stock option for 7,200 shares outstanding under the stock option plan held by an employee of the Company.

EMPLOYMENT AGREEMENTS

         The Company had no employment agreements with any of its employees at December 31, 1998. All employment agreements with the Company's employees terminated as of December 31, 1996.

COMPENSATION OF DIRECTORS

         It is the policy of the Company to pay $750 per quarter to outside directors. There were no outside directors during 1998, therefore, no payments were made.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, each director of the Company and each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of December 31, 1998. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, subject to community property laws, where applicable.


   NAME AND ADDRESS OF                 NUMBER OF SHARES OF COMMON         PERCENTAGE OWNERSHIP OF
    BENEFICIAL OWNER                    STOCK BENEFICIALLY OWNED          COMMON STOCK OUTSTANDING
   -------------------                 --------------------------         ------------------------
PowerCold Corporation
103 Guadalupe Drive                                1,935,000                         31.1%
Cibolo, Texas   78108

Loeb Investors Co. 104(2)                            933,074                         15.6%
61 Broadway
New York, New York   10006

Ken Brody(1)                                         177,084                          3.0%
c/o Abejon Rotary Power
   Corporation
4960 North Harbor Drive
San Diego, California   92106

All Directors and Executive                          177,084(1)                       3.0%
  Officers as a Group (1 Person)


------------------------------

     (1)Includes 177,084 shares of Common Stock owned by Abejon Rotary Power Corporation. Mr. Brody is a 24% shareholder in Abejon Rotary Power Corporation and Mr. Brody exercises sole voting and investment power over such shares through resolution of the Board of Directors of Abejon. Mr. Brody is also the President, Chief Executive

        Officer and sole Director of the Company.

     (2)Includes 435,325 shares of Common Stock owned by Loeb Investors Co. 104, 214,731 Common Shares owned by Loeb Partners Corporation and 198,918 Common Shares owned by Warren D. Bagatelle, Managing Director of Loeb Partners Corporation. Also includes: (i) 28,221 Common Shares owned by Loeb Holdings Corp.; (ii) 13,566 Common Shares owned by HSB Capital;
        (iii) 14,104 Common Shares owned by Loeb Investors Co. 105; (iv) 24,686 Common Shares owned by Pinpoint Partners 1; and (v) 3,523 Common Shares owned by the Kempner/Perlmuth Trust (collectively, "Loeb Affiliates").

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the future, the Company will not enter into any transactions with officers, directors or other affiliates unless the transactions are approved by a majority of disinterested directors. No such transactions were in effect or entered into during 1998.

                                    PART III

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS TO 10-KSB

               3.1 Certificate of Incorporation of the Company, as amended(1)

               3.2      By-laws of the Company(1)

               3.3 Certificate of Designations, Preferences and Rights of Preferred Stock of the Company, as amended(1)

               3.4 Certificate of Designations, Preferences and Rights of Preferred Stock of the Company's Series 3 Preferred Shares

               4.0 Warrant Agreement dated June 29, 1992 between the Company and Rickel & Associates, Inc.(1)

               4.1 Non-Transferable Warrant to Purchase 25,000 Shares of Common Stock of Rotary Power International, Inc.(3)

               4.2 Non-Transferable Warrant to Purchase 175,000 Shares of Common Stock of Rotary Power International, Inc.(3)

               4.3 Non-Transferable Warrant to Purchase 200,000 Shares of Common Stock of Rotary Power International, Inc.(5)

               4.4 Non-Transferable Warrant to purchase 250,000 Shares of Common Stock of Rotary Power International, Inc.(8)

               10.1 Contract dated August 15, 1989 between the United States Marine Corps and John Deere Technologies International, Inc. and novated to the Company, as amended(1)

               10.2 Contract dated April 23, 1991 between FMC Corporation and John Deere Technologies International, Inc. and novated to the Company, as amended(1)

               10.3 Contract dated January 21, 1993 between the National Aeronautics and Space Administration and the Company, as amended(1)

               10.4 Licensing Agreement dated October 20, 1992 between Wankel GmbH and the Company(1)

               10.5 Teaming Agreement dated May 10, 1993 between Dornier GmbH and the Company(1)

               10.6 Teaming Agreement dated June 30, 1993 between Martin Marietta Corporation and the Company(1)

               10.7 Purchase Agreement dated November 15, 1991 between John Deere Technologies International, Inc. and the Company(1)

               10.8 Loan Agreement dated June 1, 1992 between New Jersey Economic Development Authority and the Company(1)

               10.9 Asset Purchase Agreement dated August 6, 1992 between ROTEC Manufacturing and Engineering Corp., Michael Soimar and the Company(1)

               10.10 Asset Purchase Agreement dated August 12, 1992 between Defense Group Industries, Inc. and the Company(1)

               10.11 Assignment and Transfer of Receivables Agreement dated April 10, 1992 between Commerce Funding Corporation and the Company(1)

               10.12 Employment Agreement dated November 1, 1991 between Richard M.H. Thompson and the Company, as amended(1)

               10.13 Employment Agreement dated December 16, 1991 between Robert L. Osborn and the Company(1)

               10.14 Employment Agreement dated December 16, 1991 between Gary A. LaBouff and the Company(1)

               10.15 Consulting Agreement dated June 1, 1992 between Loeb Partners Corporation and the Company, as amended by Agreement dated May 3, 1993(1)

               10.16 Lease dated January 1, 1992 between Curtiss-Wright Flight, Inc. and the Company, as amended(1)

               10.17    Rotary Power International, Inc. 1992 Stock Option
                        Plan(1)

               10.18 Stockholders Agreement dated December 31, 1991 between the Company and its Stockholders(1)

               10.19    Modification P00035, P00036, P00037 and P00038 to the
                        contract between the Company and the USMC (incorporated by reference to Exhibit 10.1 contained in the Company's 10-QSB for the period ending September 30, 1994, dated November 7, 1994)

               10.20 Letter Contract dated November 8, 1994 between Martin Marietta Ordnance Systems and the Company(2)

               10.21 Letter Contract dated December 21, 1994 between the USMC and the Company(2)

               10.22    Not used

               10.23 Teaming Agreement dated July 25, 1995 between Teledyne Vehicle Systems and the Company(4)

               10.24 Assets Purchase Agreement dated August 4, 1995 between Rotary Marine Industries, Inc. and the Company(4)

               10.25 Engine Distributor Agreement dated October 5, 1995 between Abejon Rotary Power Corporation and the Company(4)

               10.26 Sales Agreement dated October 16, 1995 between Hussmann Corporation and the Company(4)

               10.27 Modifications P00039 through P00044 to the contract between the Company and the USMC referred to in Exhibit 10.1(6)

               10.28 Amendment, dated September 30, 1995, to Employment between Richard M. H. Thompson and the Company referred to in exhibit 10.12*(6)

               10.29 Amendment, dated September 30, 1995, to Employment Agreement between Robert L. Osborn the Company referred to in exhibit 10.13*(6)

               10.30 Amendment, dated September 30, 1995, to Employment Agreement between Gary A. LaBouff and the Company referred to in exhibit 10.14*(6)

               10.31 Agreement by and among Mazda Motor Corporation, Mazda (North America), Inc., and the Company dated November 10, 1995 with Addendum(6)

               10.32 Contract dated December 22, 1995 between the United States Marine Corps and the Company with modification P00001 thereto(6)

               10.33 Advice to Wankel GmbH, dated January 10, 1996 terminating the Wankel Licensing Agreement referred to in exhibit 10.4(6)

               10.34 65 Series Distribution Agreement dated January 22, 1996 between Abejon Rotary Power Corporation and the Company(6)

               10.35 Amendment 1, dated February 6, 1996, to Engine Distributor Agreement between Abejon Rotary Power Corporation and the Company referred to in exhibit 10.25(6)

               10.36 Purchase Order, dated February 6, 1996, from Abejon Rotary Power Corporation(6)

               10.37 Consulting Agreement, dated February 6, 1996, pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation(6)

               10.38 Loan Agreement, dated February 6, 1996, between Abejon, Hydro Lance Maritime Transport, Inc. and the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation(6)

               10.39 Promissory Note, dated February 6, 1996, by Hydro Lance Maritime Transport, Inc. pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation(6)

               10.40 Pledge Agreement, dated February 6, 1996, between Abejon and the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation(6)

               10.41 Pooling Agreement, dated February 6, 1996, between Abejon, Hydro Lance Maritime Transport, Inc. and Affiliates of the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon (Abejon) Rotary Power Corporation(6)

               10.42 Settlement Agreement, dated March 1, 1996, between Lockheed Martin Ordnance Systems, Inc. and the Company referred to in Exhibit 10.20(6)

               10.43 Deviation From Purchase Agreement between John Deere Technologies International, Inc. and the Company, dated February 19, 1996, as referred to in exhibit 10.7(7)

               10.44 Investment Banking Consulting Agreement for One Year with R.D. White & Company dated June 25, 1996(9)

               10.45 Letter from Shearman & Sterling, attorneys representing Wankel GmbH, dated 19 September 1996, to the Company accepting the termination of the Wankel License Agreement referred to in exhibit 10.4 by mutual consent(9)

               10.46 Vessel Purchase and Sales Agreement (Partial Interest) between Abejon and RPI dated as of October 31, 1996(9)

               10.47 Mar-Trans Affiliates LLC: Operating Agreement between Abejon and RPI dated as of October 31, 1996(9)

               10.48 Agreement of Merger between International Cryogenic Systems Corporation and Rotary Power International dated as of March 21, 1997(9)

               10.49 Security Agreement, dated December 1, 1997, between Sentinel Trust Company, trustees for the holders of the $10,000,000 bonds due December 15, 2007

               10.50 Indenture of Trust between Sentinel Trust Company and Rotary Power International, Inc, dated December 1, 1997

               10.51    Curtiss-Wright Security Agreement, dated December 22,
                        1997

               10.52 Curtiss-Wright Settlement of Claims with RPI, dated December 22, 1997

               10.53 Asset Purchase Agreement, dated June 4, 1998, with Rotary Power Marine Corporation , for the sale of Series 65 gasoline engines(10)

               10.54 Asset Sale Agreement, dated July 2, 1998, for the sale of certain assets of the Company (Series 65 NGRE engines) to Rotary Power Enterprise, Inc.(10)

               11 Calculation of Income (Loss) per Common Share filed herewith

               21       Subsidiaries of the Company

               23       Consent of Accountant

               27       Financial Data Schedule**


------------------------------

      * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

    **   Filed in Edgar format only

    (1) Incorporated by reference to exhibit of the same number contained in the Company's Registration Statement on Form SB-2, (File No. 33-71334) dated November 5, 1994

    (2) Incorporated by reference to exhibit of the same number contained in the Company's Form 10-KSB for year ending December 31, 1994

    (3) Incorporated by reference to exhibit of the same number contained in the Company's Form S-8 (File No. 33-93836) dated June 22, 1995

    (4) Incorporated by reference to exhibit of the same number contained in the Company's Form 10-QSB for nine months ended September 30, 1995

    (5) Incorporated by reference to exhibit of the same number contained in the Company's Form S-8 (File No. 33-98584) dated October 26, 1995

    (6) Incorporated by reference to exhibit of the same number contained in the Company's Form 10-KSB for the year ending December 31, 1995

    (7) Incorporated by reference to exhibit of the same number contained in the Company's Form 10-QSB for the three months ended March 31, 1996

    (8) Incorporated by reference to exhibit of the same number contained in the Company's Form S-8 (File No. 333-06557) dated June 21, 1996

    (9) Incorporated by reference to exhibit of the same number contained in the Company's Form 10-KSB for the year ended December 31, 1996.

    (10) Incorporated by reference to exhibit of the same number contained in the Company's Form 10-KSB for the year ending December 31, 1997.


         (b)   REPORTS ON FORM 8-K

               The Company did not file any current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ROTARY POWER INTERNATIONAL, INC.

                             By:  /s/ Kenneth Leighton Brody
                                  ----------------------------------------------
                                  Name: Kenneth Leighton Brody
                                  Title:Director, President and Chief Executive
                                        Officer (Principal Executive Officer and
                                        Principal Financial Officer)


Dated:  March 15, 2000




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Leighton Brody                  Director          March 15, 2000
---------------------------
Kenneth Leighton Brody