Form 10QSB
period 1999-06-30
ROTARY POWER INTERNATIONAL INC
filed 2000-03-20
CIK 914539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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

         ( ) Yes     (X) No

The number of shares outstanding of the Registrant's Common Stock par value $0.01, at June 30, 1999 was 6,212,855.

Transitional Small Business Disclosure Format:  ( ) Yes   (X) No

                        ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements:

                  Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                                   3

                  Consolidated Statements of Operations for
                  the Three Months and Six Months ended June 30, 1999 and 1998          4

                  Consolidated Statements of Cash Flows for the
                  Six Months ended June 30, 1999 and 1998                               5

                  Notes to Unaudited Consolidated Financial
                  Statements                                                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                  6

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               8

Signatures                                                                              9

                                      PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       June 30       December 31
                                                                                        1999             1998
                                                                                  ----------------  ---------------
                                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                                            $ 1,169            $ 485
     Cash held by trustee                                                                      --               --
     Accounts receivable                                                                   40,066           43,566
     Other receivables                                                                     30,000           30,000
     Inventories                                                                          674,575          681,898
     Other current assets                                                                      --              436
                                                                                  ----------------  ---------------
         Total Current Assets                                                             745,811          756,385

Fixed assets                                                                              196,513          422,695
Patents                                                                                   523,441          554,233
Other assets, net                                                                              --          284,849
                                                                                  ----------------  ---------------
                                                                                      $ 1,465,765      $ 2,018,162
                                                                                  ================  ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

     Current portion of long-term debt                                             $           --      $        --
     Accounts payable                                                                     126,327          138,003
     Loan Payable                                                                              --               --
     Accrued liabilities                                                                  866,714          866,715
     Other current liabilities                                                            500,000          500,000
     Deferred acquistion obligation - current                                           1,225,000        1,225,000
                                                                                  ----------------  ---------------
         Total Current Liabilities                                                      2,718,041        2,729,718

Long-term liabilities:
     Deferred acquisition obligation                                                    2,545,936        2,412,563
     Long-term debt                                                                     4,214,405        4,015,925
     Note Payable                                                                         400,000          400,000
                                                                                  ----------------  ---------------
         Total Liabilities                                                              9,878,382        9,558,206
                                                                                  ----------------  ---------------
Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, par value $.01; 300,000 shares authorized;
       200,000 for 1999 and 175,000 for 1998 shares issued and outstanding                  2,000            1,750
     Common stock, par value $.01; 10,000,000 shares authorized ;
      6,212,855 for 1999 and 6,112,855 for 1998 shares issued and outstanding              62,129           61,129
     Paid-in capital                                                                   11,660,207       11,612,157
     Accumulated deficit                                                              (19,849,884)     (19,215,080)
                                                                                  ----------------  ---------------
             Total Stockholders' Deficiency                                            (8,125,548)      (7,540,044)
                                                                                  ----------------  ---------------
                                                                                      $ 1,752,834      $ 2,018,162
                                                                                  ================  ===============

             The accompanying notes are an integral part of the
                     unaudited financial statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                Three Months Ended                    Six Months Ended
                                                             June 30          June 30            June 30           June 30
                                                              1999              1998               1999              1998
                                                         ----------------  ---------------    ---------------   ---------------
Revenues                                                        $ 20,790         $ 47,563           $ 23,290          $ 72,283
                                                         ----------------  ---------------    ---------------   ---------------
Costs and expenses:
     Cost of revenues                                          $ 124,761         $ 18,055          $ 255,407          $ 47,231
     General and administrative                                   47,893          212,120             59,291           407,211
     Engineering and development                                      --          129,171                      --      263,978
                                                         ----------------  ---------------    ---------------   ---------------
         Total Cost and Expenses                                 172,654          359,346            314,698           718,420
                                                         ----------------  ---------------    ---------------   ---------------
         Loss From Operations                                   (151,864)        (311,783)          (291,408)         (646,137)
                                                         ----------------  ---------------    ---------------   ---------------
Other income (expense):
     Interest expense                                           (165,927)        (160,337)          (331,853)         (321,320)
     Interest income                                                  --            1,425                 --             6,460
     Other, net                                                       --              394                 --               322
     Gain on disposal of fixed assets                                 --          157,650                 --           157,650
                                                         ----------------  ---------------    ---------------   ---------------
         Total Other Expense                                    (165,927)         159,469           (331,853)         (156,888)
                                                         ----------------  ---------------    ---------------   ---------------
         Net Loss                                             $ (317,791)      $ (152,314)        $ (623,261)       $ (803,025)
                                                         ================  ===============    ===============   ===============

Net loss per common share - primary:                             $ (0.05)         $ (0.03)           $ (0.10)          $ (0.13)
Weighted average common shares outstanding:                    6,179,522        5,968,516          6,146,188         5,968,516


             The accompanying notes are an integral part of the
                     unaudited financial statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30

                                   (UNAUDITED)

                                                                                    June 30,              June 30,
                                                                                      1999                  1998
                                                                              ------------------    ------------------
Cash flows from operating activities:

Net loss                                                                             $ (623,261)           $ (803,025)
Adjustments to reconcile to net cash used in operating activities:
     Depreciation                                                                       213,582               222,077
     Amortization                                                                        42,492                42,492
     Interest, net                                                                      331,853               321,320
     Other                                                                              (35,720)                   --
     Security and tax deposits                                                           (2,723)                   --
     Employee Advances                                                                   (1,000)                   --
     (Gain) loss on disposals of fixed assets                                                --              (198,730)
     Common stock issued for professional services                                           --                    --
     Inventory write down                                                                    --                    --
     Changes in assets and liabilities:
        Accounts receivable                                                               3,500               (13,566)
        Other receivables                                                                    --               (10,000)
        Inventories                                                                       7,323                38,166
        Other current assets                                                                436                (3,870)
        Other assets                                                                         --               (28,775)
        Accounts payable                                                                 11,676              (216,460)
        Accrued liabilities                                                                   1                 8,913
        Other current liabilities                                                            --                    --
                                                                              ------------------    ------------------
            Net Cash Used in Operating Activities                                       (51,841)             (641,458)
                                                                              ------------------    ------------------

Cash flows from investing activities:
     Purchase of fixed assets                                                                --               (10,970)
     Proceeds from the sale of fixed assets                                                 900               621,280
                                                                              ------------------    ------------------
            Net Cash Provided by Investing Activities                                       900               610,310
                                                                              ------------------    ------------------
Cash flows from financing activities:
     Loan Payable                                                                            --                    --
     Repayment of long-term debt                                                             --              (274,275)
     Officer's loan                                                                       1,625               (24,263)
     Issuance of preferred stock                                                         50,000                    --
                                                                              ------------------    ------------------
            Net Cash  From (Used In) Financing Activities                                51,625              (298,538)
                                                                              ------------------    ------------------
            Net Increase (Decrease) in Cash                                                 684              (329,686)
Cash and cash equivalents at beginning of period                                            485               371,008
                                                                              ------------------    ------------------
            Cash and Cash Held in Escrow at End of Period                               $ 1,169              $ 41,322
                                                                              ==================    ==================

Supplemental disclosures of cash flow information:
     Interest paid during the year                                              $            --      $             --
     Income taxes paid during the year                                                       --                    --


             The accompanying notes are an integral part of the
                     unaudited financial statements.

                        ROTARY POWER INTERNATIONAL, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

         The accompanying financial statements for Rotary Power International, Inc. (the "Company") and its wholly-owned subsidiary, E-Drive Systems Corporation ("E-Drive"), have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented.

         Information included in the Balance Sheet for the fiscal year ended December 31, 1998 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year.

NOTE 2:  SUPPLEMENTAL NON-CASH TRANSACTIONS

DEVIATION FROM PURCHASE AGREEMENT

         The Company has not made payments of $225,000 on the deferred acquisition obligation due to John Deere Technologies International ("JDTI") which was due on or prior to January 31, 1997. The Company also did not make its required annual payment of $500,000 on the deferred acquisition obligation due to JDTI on January 31, 1998 and 1999. The Company is in negotiation with Deere & Company with regard to the fixed minimum payments due to JDTI under the deferred acquisition obligation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         After several attempts to raise funds for working capital, the Company made a private offering to qualified investors for up to 250,000 shares of Series 3 Preferred Convertible Stock at $1.00 per share commencing on November 2, 1998. Each share of Preferred Stock is convertible into four shares of common stock upon the request of the shareholder. The Company had sold 25,000 shares during the quarter ended June 30, 1999 for an aggregate subscription of 225,000 shares of Preferred Stock. All of the shares are restricted shares under federal securities laws and may not be resold with a registration statement or an exemption from registration under the federal and state securities laws.

         In May, 1999, according to the terms of the Certificate of Designations for the Series 3 Preferred Stock filed with the Secretary of the State of Delaware, certain Preferred Stock shareholders elected to convert 25,000 shares of Series 3 Preferred Stock into 100,000 shares of the Company's common stock.

         In 1999, the State of New Jersey instituted a program allowing certain high-tech companies with expanding employment to sell their tax credits for net operating losses to other New Jersey companies at a discount mandated at no more than 25%. The Company, qualifying as a high-tech company with renewed prospects for growth and a substantial net operating loss carryforward, submitted an application under this program in June, 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         Having consolidated its operations, and in accordance with the restructuring plan, the Company pursued both customers and new financing in the second quarter of 1999.

         Revenues for the six months ended June 30, 1999 decreased approximately $48,993 due to a decrease in commercial sales for that amount. Commercial sales for the six months ended June 30, 1999 consisted of the sale of excess inventory of its wholly owned subsidiary, E-Drive, as well as sales relating to the delivery of the Company's prototype Series 580 NGRE gaseous fueled engine to a commercial customer, whereas the commercial sales volume in the same period in 1998 was attributable primarily to sales of the Company's Series 65 engines.

         The reduction in costs and expenses for the first half of 1999 to $314,698 from $718,420 reflects the effects of cost reductions in rent and contract employees. Cost of revenues was restated in the period 1999 by reclassifying period charges, such as depreciation and amortization, related to overhead from General and Administrative to Cost of Revenue. This treatment is consistent with the Company's year end audited financial statements and did not affect the Loss from Operations.

         Engineering costs, in 1998 reflected the completion of the Company's engineering projects. Engineering was inactive in the first half of 1999.

         The loss from operations decreased $354,729, or 55%, from a $646,137 loss in the first half of 1998 to a loss of $139,593 for the same period in 1999.

         Net interest expense for the first half of 1999 of $331,853 increased slightly from the same quarter of 1998. Gain on the disposal of fixed assets of $156,650 in the first quarter of 1998 offset that period's expenses.

         As a result of the above, net loss was reduced by $179,764, or 22%, to $ 623,261 from $803,025 in the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Although cash and equivalents were inadequate to meet historical operating requirements at June 30, 1999, proceeds from the sale of the Company's Series 3 Preferred Stock continued to substitute for the greatly reduced operations.

         Also, in June, 1999, the Company submitted its application to the State of New Jersey to sell its New Jersey tax credits. New Jersey qualified losses of $6.5 million through calendar 1996 were expected to yield cash of roughly $1.2 million to the Company, subject to approval and subsequent allocation by the state tax authorities.

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

                           PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS TO 10-QSB

         11 Computations of Earnings (Loss) Per Common Share for the Six Months Ended June 30, 1999 and 1998

         27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ROTARY POWER INTERNATIONAL, INC.

                                 /s/ KENNETH LEIGHTON BRODY
                                 ---------------------------------------
                                       Kenneth Leighton Brody
                                       President and Principal Financial Officer


Dated:  March 20, 2000