Form 10QSB
period 1999-09-30
ROTARY POWER INTERNATIONAL INC
filed 2000-03-20
CIK 914539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended Sepember 30, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        / / Yes     /X/ No

The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of September 30, 1999 was 6,212,855.

Transitional Small Business Disclosure Format:  / / Yes   /X/ No

                        ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Unaudited Consolidated Financial Statements:

                Consolidated Balance Sheets as of
                September 30, 1999 and December 31, 1998                       3

                Consolidated Statements of Operations for
                the Three Months and Nine Months ended
                September 30, 1999 and 1998                                    4

                Consolidated Statements of Cash Flows for the
                Nine Months ended September 30, 1999 and 1998                  5

                Notes to Unaudited Consolidated Financial
                Statements                                                     6

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                  6


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                       8

Signatures                                                                     9

                                       PART I
                                FINANCIAL STATEMENTS

Item 1. Financial Statements

                      ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                                 September 30     December 31
                                                                                     1999             1998
                                                                                 ------------    ------------
                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                   $      1,142    $        485
     Cash held by trustee                                                                --              --
     Accounts receivable                                                               42,566          43,566
     Other receivables                                                                 30,000          30,000
     Inventories                                                                      674,575         681,898
     Other current assets                                                                --               436
                                                                                 ------------    ------------

         Total Current Assets                                                         748,284         756,385

Fixed assets                                                                           58,872         422,695
Patents                                                                               508,045         554,233
Other assets, net                                                                     286,630         284,849
                                                                                 ------------    ------------
                                                                                 $  1,601,831    $  2,018,162
                                                                                 ============    ============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of long-term debt                                           $       --      $       --
     Accounts payable                                                                 145,847         138,003
     Loan Payable                                                                        --              --
     Accrued liabilities                                                              866,714         866,715
     Other current liabilities                                                        500,000         500,000
     Deferred acquistion obligation - current                                       1,225,000       1,225,000
                                                                                 ------------    ------------

         Total Current Liabilities                                                  2,737,561       2,729,718

Long-term liabilities:
     Deferred acquisition obligation                                                2,612,623       2,412,563
     Long-term debt                                                                 4,313,645       4,015,925
     Note Payable                                                                     400,000         400,000
                                                                                 ------------    ------------
         Total Liabilities                                                         10,063,828       9,558,206
                                                                                 ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, 300,000 par value $.01 shares authorized;
       200,000 for 1999 and 175,000 for 1998 shares issued and outstanding              2,000           1,750
     Common stock, par value $.01; 10,000,000 shares authorized ;
      6,212,855 for 1999 and 6,112,855 for 1998 shares issued and outstanding          62,129          61,129
     Paid-in capital                                                               11,660,207      11,612,157
     Accumulated deficit                                                          (20,186,333)    (19,215,080)
                                                                                 ------------    ------------
             Total Stockholders' Deficiency                                        (8,461,997)     (7,540,044)
                                                                                 ------------    ------------

                                                                                 $  1,601,831    $  2,018,162
                                                                                 ============    ============

The accompanying notes are an integral part of the unaudited financial statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                Three Months Ended               Nine Months Ended
                                                            September 30,   September 30,    September 30,  September 30,
                                                                1999             1998             1999           1998
                                                            -------------   -------------    -------------  -------------
Revenues                                                    $  15,871       $       --          $  39,161   $   72,848
                                                            -------------   -------------    -------------  -------------
Costs and expenses:
     Cost of revenues                                       $ 126,927       $       --          $ 382,333   $   39,731
     General and administrative                                25,567          145,641            103,058      532,780
     Engineering and development                                 --            141,583               --        449,684
                                                            -------------   -------------    -------------  -------------
         Total Cost and Expenses                              152,493          287,224            485,391    1,022,195
                                                            -------------   -------------    -------------  -------------
         Loss From Operations                                (136,622)        (287,224)          (446,230)    (949,348)
                                                            -------------   -------------    -------------  -------------

Other income (expense):
     Interest expense                                        (165,927)        (165,927)          (505,280)    (487,247)
     Interest income                                             --                (60)              --          6,793
     Other, net                                                  --               --                 --          1,006
     Gain on disposal of fixed assets                         (22,500)          14,844            (22,500)     675,120
                                                            -------------   -------------    -------------  -------------
         Total Other Expense                                 (188,427)        (151,143)          (527,780)     195,674
                                                            -------------   -------------    -------------  -------------
        Net Loss                                           $ (325,049)      $ (438,367)        $ (974,010)  $ (753,674)
                                                            =============   =============    =============  =============

Net loss per common share - primary:                       $    (0.05)      $    (0.07)        $    (0.16)  $    (0.13)
Weighted average common shares outstanding:                 6,212,855        5,968,516          6,168,411    5,968,516



The accompanying notes are an integral part of the unaudited financial statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                     (UNAUDITED)

                                                                                    September 30,         September 30,
                                                                                        1999                   1998
                                                                                ------------------       ---------------
Cash flows from operating activities:
Net loss                                                                         $             --           $ (803,025)
                                                                                ------------------       ---------------
Adjustments to reconcile to net cash used in operating activities:
     Depreciation                                                                         320,373              222,077
     Amortization                                                                          63,738               42,492
     Interest, net                                                                        505,780              321,320
     Other                                                                                 10,058                   --
     Security and tax deposits                                                             (2,723)                  --
     Employee Advances                                                                     (1,000)                  --
     (Gain) loss on disposals of fixed assets                                              22,500             (198,730)
     Common stock issued for professional services                                             --                   --
     Inventory write down                                                                      --                   --
     Changes in assets and liabilities:
        Accounts receivable                                                                 1,000              (13,566)
        Other receivables                                                                      --              (10,000)
        Inventories                                                                         7,323               38,166
        Other current assets                                                                  436               (3,870)
        Other assets                                                                           --              (28,775)
        Accounts payable                                                                   (7,844)            (216,460)
        Accrued liabilities                                                                     1                8,913
        Other current liabilities                                                              --                   --
                                                                                ------------------       ---------------
           Net Cash Used in Operating Activities                                          919,641             (641,458)
                                                                                ------------------       ---------------

Cash flows from investing activities:
     Purchase of fixed assets                                                                  --              (10,970)
     Proceeds from the sale of fixed assets                                                 3,400              621,280
                                                                                ------------------       ---------------

           Net Cash Provided by Investing Activities                                        3,400              610,310
                                                                                ------------------       ---------------

Cash flows from financing activities:
     Loan Payable                                                                              --                    --
     Repayment of long-term debt                                                               --             (274,275)
     Officer's loan                                                                         1,625              (24,263)
     Issuance of preferred stock                                                           50,000                    --
                                                                                ------------------       ---------------

           Net Cash  From (Used In) Financing Activities                                   51,625             (298,538)
                                                                                ------------------       ---------------

           Net Increase (Decrease) in Cash                                                974,666             (329,686)

Cash and cash equivalents at beginning of period                                              485              371,008
                                                                                ------------------       ---------------

           Cash and Cash Held in Escrow at End of Period                                $ 975,151           $   41,322
                                                                                ==================       ===============


Supplemental disclosures of cash flow information:
     Interest paid during the year                                               $             --           $        --
     Income taxes paid during the year                                                         --                    --



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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The Company's private offering to qualified investors of up to 250,000 shares of Series 3 Preferred Convertible Stock at $1.00 per share was fully subscribed for by the end of the third quarter of 1999.

        In September, the Company was informed that it was selected as one of the few successful applicants under the NJNOL Program with approved tax credits for net operating losses of $1,211,686 for sale, subject to allocation by the state tax department. The Company then entered into an agreement with Curtiss-Wright Corporation to purchase all the tax credits upon allocation. However, the allocation was not made until December, 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

        Having consolidated its operations, and in accordance with the restructuring plan, the Company pursued both customers and new financing in the third quarter of 1999.

        Revenues for the nine months ended September 30, 1999, decreased approximately $33,687 to $39,161 due to a decrease in commercial sales for that amount. Commercial sales for the nine months ended September 30, 1999 consisted of the sale of excess inventory of its wholly owned subsidiary, E-Drive, as well as sales relating to the delivery of the Company's prototype Series 580 NGRE gaseous fueled engine to a commercial customer, whereas the commercial sales volume for the same period in 1998 was attributed primarily to sales of the Company's Series 65 engines.

        The 52% reduction in costs and expenses for the nine months of 1999 to $485,391 from $1,022,195 for the same period of 1998 reflects the effects of cost reductions in rent and contract employees. Cost of revenues and general and administrative expenses were restated during 1999 by reclassifying period charges, such as depreciation and amortization, related to overhead from General and Administrative, to Cost of Revenues. This treatment is consistent with the Company's year end audited financial statements and did not affect the Loss from Operations.

        Engineering costs in the third quarter of 1998 reflected the completion of the Company's engineering projects. Engineering costs incurred during the same quarter of 1999 were minimal and therefore included in General and Administrative costs.

        The loss from operations decreased $503,118, or 53%, from a $949,348 loss in the first nine months of 1998 to a loss of $446,230 for the same period in 1999.

        Net interest expense for the nine months of 1999 decreased $24,826 from the 1998 level. A loss on the disposal of obsolete tooling of $22,500 was charged to the first nine months of 1999, while a gain on the disposal of fixed assets of $675,120 in the first nine months of 1998 offset that period's expenses.

        As a result of the above, net loss for the nine months was increased by $220,336, or 29%, to $ 974,010 from $753,674 in the first three quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash run rate of roughly $20,000 per month was adequately met by sales and proceeds from the sale of the Company's Series 3 Preferred Stock, although it is considered inadequate to fund normal operations.

        However, the Company's application to the State of New Jersey to sell its New Jersey tax credits of $6.5 million of its New Jersey qualified losses through calendar 1996 was approved, and is expected to yield cash of roughly $1.1 million to the Company, subject to approval and subsequent allocation by the state tax authorities.

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


                           PART II - OTHER INFORMATION

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS TO 10-QSB

        11 Computations of Earnings (Loss) Per Common Share for the Nine months Ended September 30, 1999 and 1998

        27   Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROTARY POWER INTERNATIONAL, INC.



                                           /s/ KENNETH LEIGHTON BRODY
                                           --------------------------
                                           Kenneth Leighton Brody
                                           President and Principal
                                              Financial Officer


Dated:  March 20, 2000