Form 10QSB
period 1999-03-31
ROTARY POWER INTERNATIONAL INC
filed 2000-03-21
CIK 914539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

        / / Yes       /X/ No

The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of March 31, 1999 was 6,112,855.

Transitional Small Business Disclosure Format:  / / Yes   /X/ No

                        ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX
                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998..............................................   3

         Consolidated Statements of Operations for the Three Months
         ended March 31, 1999 and 1998......................................   4

         Consolidated Statements of Cash Flows for the Three Months
         ended March 31, 1999 and 1998......................................   5

         Notes to Unaudited Consolidated Financial Statements...............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................   8


Signatures..................................................................   9

                                           PART I
                                    FINANCIAL INFORMATION

Item 1. Financial Information

                         ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                                           ASSETS

                                                                                         March 31       December 31
                                                                                          1999              1998
                                                                                        ---------       -----------
                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                                       $        700       $       485
     Cash held by trustee                                                                     --                --
     Accounts receivable                                                                   46,066            43,566
     Other receivables                                                                     30,000            30,000
     Inventories                                                                          681,775           681,898
     Other current assets                                                                     --                436
                                                                                        ---------         ---------

         Total Current Assets                                                             758,541           756,385

Fixed assets                                                                              310,054           422,695
Patents                                                                                   538,837           554,233
Other assets, net                                                                         287,069           284,849
                                                                                     ------------       -----------
                                                                                     $  1,894,501       $ 2,018,162
                                                                                     ============       ===========


                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of long-term debt                                               $        --        $       --
     Accounts payable                                                                     126,880           138,003
     Loan Payable                                                                             --                --
     Accrued liabilities                                                                  866,714           866,715
     Other current liabilities                                                            500,000           500,000
     Deferred acquistion obligation - current                                           1,225,000         1,225,000
                                                                                     ------------       -----------

         Total Current Liabilities                                                      2,718,594         2,729,718

Long-term liabilities:
     Deferred acquisition obligation                                                    2,479,249         2,412,563
     Long-term debt                                                                     4,115,165         4,015,925
     Note Payable                                                                         400,000           400,000
                                                                                     ------------       -----------

         Total Liabilities                                                              9,713,008         9,558,206
                                                                                     ------------       -----------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, par value $.01; 300,000 shares authorized; 200,000
       shares for 1999 and 175,000 shares for 1998 issued and outstanding                   2,000             1,750
     Common stock, par value $.01; 10,000,000 shares authorized;
       6,112,855 for 1999 and 6,112,855 for 1998 shares issued
       and outstanding                                                                     61,129            61,129
     Paid-in capital                                                                   11,636,207        11,612,157
     Accumulated deficit                                                              (19,517,843)      (19,215,080)
                                                                                     ------------       -----------

            Total Stockholders' Deficiency                                             (7,818,507)       (7,540,044)
                                                                                     ------------       -----------
                                                                                     $  1,894,501       $ 2,018,162
                                                                                     ============       ===========

The accompanying notes are an integral part of the unaudited financial statements.
                                       3

                    ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (UNAUDITED)

                                                                                        March 31          March 31
                                                                                          1999              1998
                                                                                      -----------        ----------
Revenues                                                                              $     2,500        $   47,563
                                                                                      -----------        ----------
Costs and expenses:
     Cost of revenues                                                                     130,646            18,055
     General and administrative                                                            11,448           212,120
     Engineering & Development                                                               --             129,171
                                                                                      -----------        ----------

         Total Cost and Expenses                                                          142,093           359,346
                                                                                      -----------        ----------

         Loss From Operations                                                            (139,593)         (311,783)

Other income (expense):
     Interest expense                                                                    (165,927)         (160,337)
     Interest income                                                                         --               1,425
     Other, net                                                                              --                 394
     Gain on disposal of fixed assets                                                        --             157,650
                                                                                      -----------        ----------

         Total Other Expense                                                             (165,927)          159,469
                                                                                      -----------        ----------

         Net Loss                                                                     $  (305,520)       $ (152,314)
                                                                                      ===========        ==========


Net loss per common share - primary:                                                  $     (0.05)       $     (0.03)
Weighted average common shares outstanding:                                             6,112,855          5,968,516




The accompanying notes are an integral part of the unaudited financial statements.

                  ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED MARCH 31

                                  (UNAUDITED)

                                                                                       March 31          March 31
                                                                                         1999              1998
                                                                                     ------------       -----------
Cash flows from operating activities:
Net loss                                                                             $   (305,520)      $  (312,651)
Adjustments to reconcile to net cash used in operating activities:
    Depreciation                                                                          106,791           111,039
    Amortization                                                                           21,246            21,246
    Interest, net                                                                         165,927           160,337
    Other                                                                                 (29,681)              --
    Security and tax deposits                                                                (665)              --
    Employee Advances                                                                      (1,000)              --
    (Gain) loss on disposals of fixed assets                                                 --            (198,730)
    Common stock issued for professional services                                            --                 --
    Inventory write down                                                                     --                 --
    Changes in assets and liabilities:
        Accounts receivable                                                                (2,500)          (15,500)
        Other receivables                                                                      (0)          (12,746)
        Inventories                                                                           123            10,501
        Other current assets                                                                  436            (2,030)
        Other assets                                                                         --                 --
        Accounts payable                                                                   11,123          (139,579)
        Accrued liabilities                                                                     1            18,853
        Other current liabilities                                                            --                 --
                                                                                     ------------       -----------
           Net Cash Used in Operating Activities                                          (33,720)         (359,260)
                                                                                     ------------       -----------
Cash flows from investing activities:
    Purchase of fixed assets                                                                 --             (10,970)
    Proceeds from the sale of fixed assets                                                   --             621,280
                                                                                     ------------       -----------
           Net Cash Provided by Investing Activities                                         --             610,310
                                                                                     ------------       -----------
Cash flows from financing activities:
    Loan Payable                                                                             --                 --
    Repayment of long-term debt                                                              --            (274,275)
    Officer's loan                                                                          8,935           (26,700)
    Issuance of preferred stock                                                            25,000               --
                                                                                     ------------       -----------
           Net Cash From (Used In) Financing Activities                                    33,935          (300,975)
                                                                                     ------------       -----------
           Net Increase (Decrease) in Cash                                                    215           (49,925)

Cash and cash equivalents at beginning of period                                              485           371,007
                                                                                     ------------       -----------
           Cash and Cash Held in Escrow at End of Period                             $        700       $   321,082
                                                                                     ============       ===========

Supplemental disclosures of cash flow information:
    Interest paid during the year                                                    $        --        $       --
    Income taxes paid during the year                                                         --                --



The accompanying notes are an integral part of the unaudited financial statements.

                        ROTARY POWER INTERNATIONAL, INC.

                             NOTES TO THE UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:     BASIS OF PRESENTATION

        The accompanying financial statements for Rotary Power International, Inc. (the "Company") and its wholly-owned subsidiary, E-Drive Systems Corporation ("E-Drive") have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The Company's management focused on reorganizing the Company's outstanding debts and resolving a long-standing position of insolvency. The total staff as of March 31, 1999 consisted of two employees and four contract employees contracted through Employee Solutions, Inc. ("ESI") and paid by ESI.

        After several attempts to raise funds for working capital, the Company made a private offering to qualified investors for up to 250,000 shares of Series 3 Preferred Convertible Stock at $1.00 per share commencing on November 2, 1998. Each share of Preferred Stock is convertible into four shares of common stock upon the request of the shareholder. The Company had sold 25,000 shares during the quarter ended March 31, 1999 for an aggregate subscription amount of 200,000 shares of Preferred Stock at March 31, 1999. All of these shares are restricted shares under the federal securities laws and cannot be resold without a registration statement or an exemption from registration under the federal and state securities laws.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

        Revenues for the three months ended March 31, 1999 decreased approximately $45,063 compared to the same quarter of 1998 due to a decrease in commercial sales for that amount. Commercial sales for the three months ended March 31, 1999 entirely consisted of excess inventory of its wholly owned subsidiary, E-Drive, whereas the commercial sales volume in the same period in 1998 was attributable primarily to sales of the Company's Series 65 engines.

        The reduction in costs and expenses for the first quarter of 1999 to $142,093 from $359,346 of the same quarter of 1998 reflects the effects of cost reductions in rent and employees. Cost of Revenues was restated in the first quarter of 1999 by reclassifying period charges related to overhead, such as depreciation and amortization, from General and Administrative to Cost of Revenues. This treatment is consistent with the Company's audited financial statements for the fiscal year ended December 31, 1998 and does not affect the Loss from Operations.

        Engineering costs for the first quarter of 1998 reflected the completion of the Company's engineering projects. All engineering activity ceased during the quarter ended March 31, 1999.

        The loss from operations decreased approximately $172,190, or 55%, from a $311,783 loss in the first quarter of 1998 to a loss of $139,593 for the same period in 1999.

        Net interest expense of $165,927 for the first quarter of 1999 increased slightly from the net interest expense of the same quarter of 1998. Gain on the disposal of fixed assets of $157,650 in the first quarter of 1998 offset that period's expenses.

        As a result of the above, net loss was reduced slightly to $305,520 from $312,651 in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Although cash and equivalents were inadequate to meet historical operating requirements at March 31, 1999, proceeds from the sale of the Company's Series 3 Preferred Stock continued to supplement for the greatly reduced operations.

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


                                     PART II
                                OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a) EXHIBITS TO 10-QSB

                    11 Computations of Earnings (Loss) Per Common Share for the Three Months Ended March 31, 1999 and 1998

                    27   Financial Data Schedule

                (b) REPORTS ON FORM 8-K

                    None.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ROTARY POWER INTERNATIONAL, INC.


                                             By: /s/KENNETH LEIGHTON BRODY
                                                 -------------------------
                                                 Kenneth Leighton Brody
                                                 President and Principal
                                                   Financial Officer


Date:  March 20, 2000