Form 10KSB
period 1999-12-31
ROTARY POWER INTERNATIONAL INC
filed 2000-04-12
CIK 914539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (FEE REQUIRED)

For the fiscal year ended  December 31, 1999
                          ------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                               ----------------   --------------------

1934 Act Commission File Number  1-12756
                                ------------------------------------------------


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

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange on which

Title of Each Class                                        registered
-------------------                              -------------------------------
  Common Stock                                                None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class
-------------------
     None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $65,607.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,423,972, which is based on the closing price of $.406 on April 5, 2000.

The number of shares of Common Stock outstanding on April 6, 2000 was 6,212,855.

Transitional Small Business Disclosure Format:  Yes ___ No   X

                       Documents Incorporated By Reference

No information is incorporated by reference.

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX


                                                                               PAGE
PART I
Item 1.      Description of Business.............................................1
Item 2.      Description of Property............................................14
Item 3.      Legal Proceedings..................................................14
Item 4.      Submission of Matters to a Vote of Security Holders................14


PART II
Item 5.      Market for Common Equity and Related Stockholder Matters...........15
Item 6.      Management's Discussion and Analysis or Plan of Operation..........16
Item 7.      Financial Statements...............................................19
Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.............................20
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act..................20
Item 10.     Executive Compensation.............................................21
Item 11.     Security Ownership of Certain Beneficial Owners and Management.....22
Item 12.     Certain Relationships and Related Transactions.....................23


PART III
Item 13.     Exhibits and Reports on Form 8-K...................................23


Signatures......................................................................29


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Rotary Power International, Inc. (the "Company") is in the business of developing and manufacturing rotary engines for commercial use along with its wholly-owned subsidiary, E-Drive Systems Corporation ("E-Drive"). The Company intends to redirect its product development and manufacturing to three commercial areas where the Company's products are believed to have intrinsic advantages over reciprocating engines: (i) marine propulsion and shipboard use;
(ii) energy generation; and (iii) refrigeration/compressors. In each of these markets, the characteristics of the Company's products, including their light weight, small size and ability to burn unusual fuels, is important.

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

         The Company believes that its rotary engines can be successfully marketed to a wide variety of commercial industrial and marine markets in commercial build quantities, after a pilot production run, accelerated reliability testing, and selected field trials. Based upon tests conducted by the Company and independent testing companies, the Company believes that its rotary engines have demonstrated important benefits which will allow them to compete favorably with reciprocating diesel, gasoline and natural gas engines and turbines in chosen major market segments.

         In response to the loss of the military contract business in 1996, the Company began redirecting its efforts mainly to produce engines for commercial markets. During the fourth quarter of 1999, the Company entered into a series of agreements with Londonderry Capital Structuring Limited of Toronto, Ontario, Canada ("Londonderry"), with the intent to arrange financing for the construction of a new high volume engine production facility and to raise sufficient capital to position the Company as the major supplier of rotary engines. These agreements include an investor-relations agreement, a consulting agreement, a facilitation fee agreement and an agreement providing for Londonderry's purchase of up to three million shares of the Company's common stock, subject to certain requirements.

HISTORY AND RECENT DEVELOPMENTS

         The Company, a Delaware corporation, was formed on October 23, 1991 for the purpose of purchasing substantially all of the assets and the business of the Rotary Engine Division (the "Division") from John Deere Technologies International, Inc. ("JDTI"), which it completed on December 31, 1991. JDTI, a wholly-owned subsidiary of Deere and Company, was, at the time, the leading company in the United States in the development and production of prototype rotary engines and the Company believes that JDTI was, at that time, the only company in the world producing large rotary engines. JDTI purchased its rotary engine division from the Curtiss-Wright Corporation ("Curtiss-Wright") in 1984, becoming the sole owner of all of the rotary engine assets of JDTI and Curtiss-Wright, including the proprietary technology and currently enforceable patent rights.

         In October 1992, the Company entered into an agreement with Wankel GmbH (the "Wankel Licensing Agreement"), to license Wankel GmbH's technology, know-how and approximately 70 patents and patent applications in six countries relating to all of its small rotary engines. The Company terminated the Agreement effective September 20, 1996.

         The Company, realizing the need to increase the commercial content of its business and reduce its reliance on military/government programs, formed an Industrial Products Group within the Company in March of 1994 to develop and sell natural gas rotary engines into commercial industrial markets. The Company executed a Development Agreement with Mazda North America ("MANA") of Flat Rock, Michigan and Mazda Motor Corporation ("MC") of Hiroshima, Japan on December 7, 1993 and developed a natural gas version of the Mazda rotary during the 1994 and 1995 calendar years designated the 65 Series Natural Gas Rotary Engine ("NGRE").

         The Company signed an exclusive four year agreement with the Hussmann Corporation on October 16, 1995 for the NGRE for supermarket refrigeration equipment and food store heating. At the time of the agreement, Hussmann supplied such equipment to 48% of the 31,000 supermarkets in the United States.

         The Company signed a teaming agreement with Teledyne Vehicle Systems ("TVS") on July 25, 1995 to work together on the development, marketing, manufacture and sale of the Company's 580 Series rotary engine for the United States Marine Corps ("USMC"), which was transferred to General Dynamics Land Systems Inc. ("GDLS"), a wholly-owned subsidiary of General Dynamics Corporation in 1996, and terminated in June of 1996.

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

         The Company signed a Distributor Agreement on the 580 Series diesel marine engine family with Abejon on October 5, 1995. The area of responsibility of Abejon was initially the states and provinces bordering the Pacific coast of Mexico and Canada, including Hawaii, and was increased to the whole United States. In February, 1996, Abejon invested a total of $4 million to purchase one million shares of the Company's Common Stock at a price of $4.00 per share. Simultaneously with the sale of the Common Stock, the Company loaned $3,750,000 to Hydro Lance, an affiliate of Abejon, of which $850,000 of the loan plus interest was repaid and no further amounts were paid. As a result of this default, certificates for 822,916 shares of the Company's common stock issued to Abejon were recently cancelled.

         In December 1996, the Company concluded an agreement with PowerCold Corporation ("PowerCold") whereby PowerCold invested $1,000,000 in the Company in exchange for 2,000,000 shares of the Company's Common Stock. Simultaneously, the Company and PowerCold signed a Plan and Agreement of Merger on March 21, 1997. This Plan and Agreement was never completed and was terminated in August, 1997. PowerCold still held 1,935,000 shares of the Company's Common Stock at December 31, 1999.

         In January, 1998, management formulated a plan to restructure the Company's product line, financial position and direction, with the intent to redirect the remaining assets to attract major new funding as a volume manufacturer of commercial engines. Management then directed the Company's efforts toward the settlement of overdue debts, the reduction of running costs, attracting key customers willing to purchase rotary engines in advance of production, and finding capital to finance ongoing operations and new plant capacity.

         As part of the restructuring and pursuant to an agreement dated June 4, 1998, RPM sold a portion of its assets, consisting of the name and logo for Rotary Power Marine Corporation, Series 65 marine engines, parts, and the supplier agreement for those engines with MANA, as well as certain related production machinery, tooling and documentation. In accordance with this agreement, the Company renamed Rotary Power Marine "E-Drive Systems Corporation."

         On July 2, 1998, the Company signed a contract with Rotary Power Enterprises, Inc. ("RPE"), a value-added reseller of natural gas refrigeration and power generation equipment, for the sale of the Company's Series 65 NGRE inventory, parts and intellectual property. Along with the transfer of engines and parts, the Company assigned its existing supplier contract from MANA for the gas version of the 13B engines, assigned a contract with Hussman to sell refrigeration components containing those engines, and signed an Engine Distributor Agreement with RPE, giving them an exclusive industrial market territory for the Company's Series 580 NGRE (natural gas fueled) engines. PowerCold, who had purchased RPE and became a party to the agreement, forgave of a note due PowerCold for $217,000 as part of the sale.

         After several attempts to raise funds for working capital, the Company made a private offering to qualified investors and sold an aggregate of 250,000 shares of Series 3 Preferred Convertible Stock at $1.00 per share from November, 1998 through September, 1999. Each share is convertible into four shares of common stock upon the request of the shareholder. All of the shares sold are restricted shares ineligible for resale unless they are registered or exempt from registration under applicable federal and state securities regulations. Certain of the Preferred Shareholders converted their shares into 100,000 shares of common stock during May, 1999.

         New Jersey enacted its Technology Transfer Tax Program effective in 1999. Under this program, certain qualified technology corporations with accumulated New Jersey tax credits for losses carried forward may submit applications to sell those losses, at a discount, to other qualified New Jersey corporations. The Company submitted its application on July 28, 1999, and was one of the few approved to sell its tax losses. Tax credits of $586,153, from fiscal years 1992 to 1996, were approved for sale and were sold to Curtiss-Wright in December, 1999. In addition, Curtiss-Wright contracted to purchase the remaining approved credits in the amount of $625,532 as the New Jersey tax department allocates them for sale over the next year or so.

         As part of this transaction, the Company paid $50,000 of the outstanding $400,000 note due Curtiss-Wright, leaving a balance of $350,000 due January 1, 2003, and bearing 4% annual interest.

         In October and November, 1999, the Company entered into several agreements with Londonderry, including a consulting agreement, an investor-relations agreement, a facilitation fee agreement and a subscription agreement to purchase up to 3,000,000 of the Company's shares of common stock at $.18 per share, subject to certain conditions, including among others, the completion of due diligence satisfactory to Londonderry, the execution of lock-up agreements of certain shareholders and the Company becoming current in its reporting requirements under the Securities and Exchange Act of 1934. Under the terms of the consulting agreement, Londonderry will advise the Company on financial, operational and managerial issues, including capital-raising and marketing strategies, in consideration of a monthly fee of $10,000. The consulting agreement, effective on November 1, 1999, is on a month-to-month basis, renewable automatically unless terminated by either party upon thirty
(30) days written notice.

         The investor-relations agreement provides that Londonderry will provide shareholder services for the Company for a term through December 31, 2000 and renewable upon the written consent of both parties. Under the terms of the investor-relations agreement, the Company must pay Londonderry a $2,000 fee for November and December, 1999, and a $5,000 fee for every month thereafter through December 31, 2000. The Company has paid all of the monthly fees due under the agreements through December 31, 1999.

         The Company also has a facilitation fee agreement with Londonderry under which it is required to pay a fee equal to ten percent (10%) of the aggregate amount of any financing proposal funded through Londonderry and two percent (2%) of any merger, acquisition or other source of funding, payable upon the closing of the transaction. The facilitation fee agreement is effective through December 31, 2000.

         The agreements with Londonderry will allow the Company sufficient capital to position it as the major supplier of rotary engines through the construction of a facility possibly to be located in New Brunswick, Canada. The Company has been in discussion with representatives of the Province of New Brunswick concerning its possible participation.

         On November 17, 1999, the Company formed a new wholly-owned subsidiary, Pegasus Technologies Incorporated, under the laws of New Brunswick, Canada.

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

         Curtiss-Wright also initiated work on the stratified charge rotary engine in the mid-1960s in order to provide the advantage of multi-fuel capability for use in military vehicles and aircraft. JDTI purchased the rotary engine division of Curtiss-Wright in 1984, including the licensing agreement with Audi NSU/Wankel GmbH, and continued to develop stratified charge rotary engines, leading to a series of patents covering stratified charge technology, seal design, cooling systems and new longer life materials. In 1984, JDTI canceled the license agreement with Audi NSU/Wankel GmbH.

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



                           DISPLACEMENT         CURRENT            POTENTIAL FAMILY
   FAMILY                   PER ROTOR       HORSEPOWER/ROTOR       HORSEPOWER RANGE
   ------                   ---------       ----------------       ----------------
                                                                    (1-6 Rotors)
40 Series HF*              0.407 liters         15-50                15-  200(4)
70 Series HF*              0.67 liters          80-125               80-  500(4)
70 Series BF***            0.67 liters          80-125               80-  500(4)
170 Series HF*             1.72 liters          200-325              200-1200(4)
580 Series HF*             5.8 liters           450-520              450-3000(6)
580 Series NGRE**          5.8 liters           250                  250-1500(6)
580 Series BF***           5.8 liters           250                  250-1500(6)
580 Series RPGE+           5.8 liters           250                  250-1500(6)



----------
  * HF     =  Heavy Fuel (Diesel, Jet and Gasoline Fuels)
 ** NGRE   =  Natural Gas
*** BF     =  Bunker Fuel
  + RPGE   =  Producer Gas
    ( )    =  Number of rotors per engine at top of horsepower range


         The heavy fuel (Diesel) 580 Series is the Company's primary product focus. The proceeds from any future financing by the Company will be used to establish a volume manufacturing facility and put this family of engines into the commercial marine and generator marketplaces, as well as to manufacture the natural gas variant and the bunker fuel variant of the 580 Series.

         The 70 Series was developed in the late 1980s by the Deere & Company Rotary Engine Division for military power generation and for commercial and pleasure craft marine applications. It was put on the shelf in 1990 and is being upgraded to take advantage of the technology and material advancements since it was shelved.

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

RESEARCH AND DEVELOPMENT CONTRACTS

         At December 31, 1999, all research and development contracts with the U.S. Government were closed out in accordance with applicable government property regulations and the Company did not have any contracts with private companies.

INDUSTRY AND COMMERCIAL MARKETS

         The Company believes that the rotary engines which it was developing for the military can be modified and adapted for use in a wide variety of commercial and industrial markets, including the commercial and pleasure craft marine market, the power generation, air compressor, chiller and refrigeration markets. Set forth below is a description of the various marine, commercial and industrial markets to which the Company has sold or believes, working on its own or through manufacturers, distributors, and dealers that it can successfully sell its engines. There can be no assurance that the Company will be able to sell its engines successfully into any of these markets.

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

         Electricity supplied by large utilities remains scarce in developing nations and is expensive in other countries with limited natural energy resources, such as Japan. Benefits attributable to the use of these engines include the fact that light weight, powerful engine driven generators based on the Company's SCORE(TM) engines can be airlifted to locations inaccessible by truck, such as fishing villages in Alaska and rural clothing factories in South America, can be installed on rooftops where conventional units would require major structural reinforcement and can run on any locally available fuel.

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

         The ability of the Company's gaseous fueled RPG series to run on producer gas or biogas, generated by fermentation or heat decomposition of waste products ranging from rice hulls to cow manure, has resulted in the Company's receipt of letters of intent from manufacturers of biogas equipment.

         Internationally, the Company finds itself in a favorable position, with possible alliances with a major Japanese kairetsu (a group of affiliated Japanese companies) and major Canadian energy suppliers, as well as contacts in South America and Central America. The Company could supply its products to these countries, primarily in the energy market and enable the creation of products thought before to be impossible, such as quiet 750KW 50/60 HZ truck-mounted generators capable of negotiating Japan's narrow streets, or a hatchable engine to replace an aging engine/generator on a submarine.

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

         The Company believes that its 40 Series heavy-fueled rotary engine is the only heavy-fueled engine currently in advanced development that can deliver between 50 and 60HP per rotor within the weight, size and specific fuel consumption requirements of the military UAV market. The Company is in discussion with the U.S. Army and Navy concerning the possible development of the Heavy Fuel Engine for this Tactical UAV. There is no assurance that the Company will be awarded a Heavy Fuel Engine contract for its 40 Series multi-fuel rotary engine.

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

         Federal regulatory standards have been imposed only in connection with on-highway (i.e., truck and bus) vehicles. Additionally, the United States Environmental Protection Agency, in accordance with the 1990 Clean Air Act amendments, has proposed regulations for engines in non-road equipment and vehicles of 50 horsepower or higher, including agricultural and construction vehicles with full implementation expected in 2000. Initial regulations for marine engines are expected in 2001 but will only apply to outboards and personal watercraft. Emission regulations on inboard, inboard/outboard and stern drives are not expected before 2005. Proposed regulations, however, require reduced NO(x) emissions, which favor the Company's SCORE(TM) technology engines.

         The generators, chillers and co-generation products for which the Company supplies engines must comply with federal, state and local environmental laws and regulations. Regulation of products such as those to be sold by the Company is conducted primarily at the state and local levels, where standards can vary. For example, environmental standards in California are stricter than comparable federal guidelines. The Company believes that its natural gas engines comply with all applicable federal and state environmental standards, though the Company cannot predict whether its products will continue to comply with any new environmental standards in the future. The Company does not believe that the costs and effects of complying with new or modified environmental laws relating to the Company's business will have a material adverse effect on the Company's business or operations.

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

         Marine engines are required to comply with certain regulations promulgated by the U.S. Coast Guard. The Company's 580 Series marine engines are being designed and assembled to comply with U.S. Coast Guard regulations. Marine engine emissions regulation is expected in the year 2003. The U.S. is signatory to the proposed International Maritime Organization ("IMO") regulations which, for the first time, specify exhaust stack emission units for shipping on the high seas. The fleet emissions standards will favor RPI's engines in shipboard applications as auxiliary power and propulsion. Finally, in order to qualify for passenger vessels, the Company's larger engines are required to be submitted for classification by one or a few marine classification agencies, such as American Bureau of Shipping, or Lloyd's Registry.

         ENVIRONMENTAL REGULATION

         The Company operates its facility in compliance with all applicable federal, New Jersey, and local environmental laws and regulations. Provisions in the Company's lease with Curtiss-Wright hold the Company harmless from fines, suits, procedures, claims and/or actions associated with environmental hazards or clean-ups arising from or resulting from prior or subsequent use of the premises by Curtiss-Wright or others for whom the Company is not responsible.

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

         Outdoor noise levels resulting from operations are in accordance with the town of Wood-

Ridge Ordinance.

         The Company had NJDEP stack permits for control apparatus and equipment at December 31, 1999.

         The Company had no underground storage tanks at December 31, 1999. Short term fuel and fuel oil storage is contained in above ground tanks surrounded by containment walls. The Company has a Spill Prevention Control & Countermeasures Plan, as required by federal regulations.

         The Company has on file with the NJDEP a Notification of Hazardous Waste Activity in compliance with the Resource Conservation and Recovery Act. On an occurrence basis, transportation and disposal of hazardous waste is handled by Safety Kleen Corporation in accordance with applicable federal and State of New Jersey regulations. The Company maintains a transport manifest of all hazardous waste removal from the facility. The Company did not generate any hazardous waste from its operations during the fiscal year ended December 31, 1999.

MANUFACTURING AND ASSEMBLY

         The Company had sufficient capital equipment and manufacturing space available to support its minimal operations at December 31, 1999, and adequate capacity in the future to manufacture and test prototypes and limited production quantities of the Series 70 SCORE(TM), Series 580 SCORE(TM) and Series 580 NGRE engines, and to assemble and test engine-alternator units based on these engines. The Company has retained sufficient machining capability to manufacture the critical features of the major housing components.

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

         Major accounts, including SeaBank and Marubeni, continue to be serviced by the Company at December 31, 1999. For major accounts, the solicitation of orders, contract management, delivery and service logistics and production orders will remain with the Company, even though the contracts originate elsewhere, and commissions may be payable on these orders. The Company is in discussions with SeaBank to be a supplier of propulsion and power generation engines for a fleet of fishing vessels. While the expected value of these orders could be worth $100 million over the next three years, no definitive agreement has been reached between the parties and no orders have been made.

         Providing engines to special markets is the business of the Company's Master Engine Distributors, each one having a contractual segment of a vertical market and a territory and engine line. Master Engine Distributors are required to stock engines and meet minimum sales targets, make a substantial investment and to provide service where practical. Master Engine Distributors are also responsible for service for all external components and to stock replacement Power Cores. Aside from purchased components such as starters, pumps and injectors, a typical two-rotor engine has only three moving parts. This core of the engine, consisting of the housing and internal parts, is called a Power Core. Any problem internal to an engine is remedied by a replacement of the Power Core. Therefore, rotary engines do not require as extensive parts and service network as required for reciprocating diesels. The Company has sufficient spare parts and Power Cores to service existing engines in the domestic market. In 1999, the Company had one Master Engine Distributor, and the Company anticipates expansion of their Master Engine Distributor network in 2000.

         In 1999, PowerCold and its subsidiaries continue to market certain of the Company's products.

INTELLECTUAL PROPERTY

         The Company believes that it owns or has license and patent protection for certain elements of the technology necessary to develop and produce its rotary engine. The Company owns approximately twenty-four (24) patents and four
(4) new patent applications covering the design, materials, and manufacture of its rotary engine. These patents cover the concepts used in the SCORE(TM) engine combustion system and certain areas of the design and materials used in the sealing elements and in other critical technology areas. These patents cover not only the design currently used in the engines, but also those concepts that have been identified for future research and development. A portion of the patents and intellectual property of the Company is subject to the rights of the U.S. Government for military uses.

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

         The Company also may face competition from engineering firms developing small gas turbines and small fuel cells for industrial sale. These companies may have substantially greater resources for research, development and manufacturing than the Company. Even though the Company has developed and patented its rotary engine technology, the Company's competitors may succeed in developing technologies and products that are more effective or commercially acceptable than those developed by the Company. In the given markets in which the Company intends to sell, however, there are currently no competitive products with the weight, size, vibration or fuel range advantages of the Company's rotary engine.

EMPLOYEES

         In the fourth quarter of 1999, the Company contracted through Employee Solutions, Inc. ("ESI") for five (5) additional contractual employees, ending the year with a total of seven employees, including its President, Chief Executive Officer and Director. ESI provides insurance and benefits to the Company's contractual employees.

         None of the Company's employees at December 31, 1999 is represented by a labor union and the Company considers relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

PROPERTY

         The Company leases manufacturing inventory and test cell space from Curtiss-Wright at a monthly rent of $8,200 per month.

         On May 1, 1998, the Company signed an annual lease for the test cell areas with Curtiss-Wright for $72,000, renewable on May 1, 1999 and 2000. In addition, the Company occupies 10,000 square feet of office space on a month-to-month rental basis at a monthly rent of $1,300.

         In accordance with a previous settlement between the Company and Curtiss-Wright for space previously occupied by the Company, the Company issued a 4% promissory note to Curtiss-Wright for $400,000 due January 1, 2003, and paid Curtiss-Wright $115,000 in February, 1998. As part of the tax credit sales transaction between the Company and Curtiss-Wright, the Company paid $50,000 of the outstanding $400,000 note due Curtiss-Wright, leaving a balance of $350,000 due January 1, 2003, and bearing 4% annual interest.

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 1999, the Company was not a party to, and the Company's property was not the subject of, any material pending legal proceedings, nor, to the Company's knowledge, was any material legal proceeding threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Due to the lack of available capital and the cessation of operations, the Company did not hold an annual meeting of the stockholders in 1997, 1998 or 1999. No vote was made by the shareholders of the Company during the fiscal year ended December 31, 1999.

         On November 23, 1999, Mr. Douglas M. Drew of Toronto accepted his appointment by the

Board to become a member of the Board of Directors of the Company. Mr. Drew also accepted the appointment by the Board to the position of Vice President, Finance. Mr. Drew is an investment banker in Canada.


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

         The following table sets forth the range of high and low bid and ask prices for the Common Stock on the OTC Bulletin Board for the fiscal quarters indicated. All over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                  COMMON STOCK


                                               BID                ASK
                                          HIGH      LOW      HIGH      LOW
       FISCAL YEAR ENDED 12/31/98
          First Quarter                   2.297    .063      2.375     .10
          Second Quarter                  1.297    .438      1.325     .50
          Third Quarter                    .906    .375       .950     .40
          Fourth Quarter                   .563    .125       .625     .15



                                  COMMON STOCK


                                               BID                ASK
                                          HIGH      LOW      HIGH      LOW
       FISCAL YEAR ENDED 12/31/99
          First Quarter                   .266     .094       .30      .10
          Second Quarter                  .375      .45      .425      .50
          Third Quarter                   .125     .094       .15      .12
          Fourth Quarter                  1.25     .109      1.30      .15


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

         On April 7, 2000, there were approximately 111 common stockholders of record.

         The Company sold an aggregate of 75,000 shares of its Series 3 Preferred Stock during the fiscal year ending December 31, 1999 that were not registered under the Securities Act. The unregistered sales were made to certain investors at $1.00 per share in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for offerings that do not constitute a public offering. All of the purchasers acquired the Preferred Stock for investment, and there was no general advertising or general solicitation in connection with the offer and sale of the Preferred Stock. The Company believes that each purchaser was given or had access to detailed financial and other information with respect to the Company and in connection with these sales.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

         TWELVE MONTHS ENDED DECEMBER 31, 1999 VS. TWELVE MONTHS ENDED DECEMBER 31, 1998

         Fiscal year 1999 was the second year of the Company's efforts to restructure. The Company's efforts were directed toward the objective of creating a commercial engine production facility, funding that facility, and securing relationships with potential customers for those engines. There was no engine production in 1999, and all revenues derived from sales of inventory in the amount $65,607, sale of the Company's Series 3 preferred stock of $75,000, and sales of the New Jersey Net Operating Loss ("NOL") credits of $1,095,401.

         Costs of revenues, which includes depreciation and other fixed charges, was $629,225, nearly at the same level as the prior year.

         Reduction of $493,707, or 64%, in General and Administrative charges reflects cost-cutting measures implemented by the Company and personnel reductions during the second and third quarters of 1999. The loss from operations accordingly was reduced by $484,936, or 36%, from the same period of the previous year.

         Interest expense on the Company's long-term debts and notes payable increased $41,220, or 6%, from the same period of the previous year.

         The reduction of other income from $466,989 in 1998 to $59,798 in 1999 reflects minimal one-time gains on the sale of property in contrast to the larger gains from the same during 1998.

         After the sale of the New Jersey NOLs, the Company's net loss was reduced dramatically from $1,510,252 to $378,326, or 75%, from the same period of 1998. This is reflected in a reduction in the per share loss from $.25 per share in 1998 to $.06 per share in 1999.

         TWELVE MONTHS ENDED DECEMBER 31, 1998 VS. TWELVE MONTHS ENDED DECEMBER 31, 1997

         Financial results of the Company for the year ended December 31, 1998, represent the results of the first phase of restructuring during which there were no manufacturing operations. Revenue for 1998 was $72,848, resulting entirely from the sales of inventory of discontinued engine lines.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current monthly cash expenditures of roughly $60,000 are being met, in part, by continued income from sales of inventory, collection of receivables and other sources, but these sources are not deemed adequate. In the current fiscal year, receipts from the remaining unsold portion of the New Jersey NOL credits will be sufficient to meet these expenses, but will be inadequate to fund any expansion. The Company anticipates possible future financing assistance through its agreements with Londonderry.

         Operating activities absorbed $48,090 in chase during 1999, including adjustments of $625,532 and $50,000, which are, respectively, the receivable for the New Jersey NOL credit, a negotiated one-time reduction of the rent expense, and a loss of $21,136 on the sale of fixed assets.

         Proceeds from investing activities of $25,900 in 1999 were from the sale of tooling associated with the discontinued Mazda engine lines.

         Aggregate proceeds from the sale of the Company's Series 3 Preferred Stock amounted to $75,000 during 1999. There were no capital expenditures in 1999.

         During the fourth quarter of 1999, the Company entered into a series of agreements with Londonderry Capital Structuring Limited of Toronto, Ontario, Canada, to assist the Company in finding financing for the construction of a new high volume engine production facility and to raise sufficient capital to position the Company as the major supplier of rotary engines. These agreements include Londonderry's purchase of up to three million shares of the Company's common stock, subject to certain due diligence and disclosure requirements and also subject to lock-up agreements with certain major shareholders.

         The Company has been in discussions with the Province of New Brunswick regarding their possible participation in funding of a major manufacturing facility in New Brunswick, Canada. This facility would produce Series 580 NGRE, RPE and SCORE(TM) engines as well as Series 70 HF engines and machined castings for generators.

         Under the Technology Transfer Tax Program, certain qualified technology corporations with accumulated New Jersey tax credits for losses carried forward may submit applications to sell those losses, at a discount, to other qualified New Jersey corporations. The Company submitted its application on July 28, 1999 and tax credits of $586,153, from fiscal years 1992 to 1996, were approved for sale and were sold to Curtiss-Wright in December, 1999. In addition, Curtiss-Wright contracted to purchase the remaining approved credits in the amount of $625,532 as the New Jersey tax department allocates them for sale over the next year.

         As part of the NOL sales transaction, the Company paid $50,000 of the outstanding $400,000 note due Curtiss-Wright, leaving a balance of $350,000 due January 1, 2003, and bearing 4% annual interest.

"SAFE HARBOR" STATEMENT

         Certain forward-looking statements made herein are based on current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include interruptions or cancellation of existing contracts, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks and an inability to arrange additional debt or equity financing.

ITEM 7.  FINANCIAL STATEMENTS


Report of Independent Accountants...............................................   F-1

Consolidated Balance Sheets - December 31, 1999 and 1998........................   F-2

Consolidated Statements of Operations for the Years Ended
December 31, 1999 and 1998......................................................   F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
for the Years Ended December 31, 1999 and 1998..................................   F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1999 and 1998................................................   F-5

Notes to Financial Statements...................................................F-6 - F-18


                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                        With Independent Auditors' Report

                                DECEMBER 31, 1999

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Independent Auditors Report                                                F-1

Consolidated Balance Sheets December 31, 1999 and 1998                     F-2

Consolidated Statements of Operations December 31, 1999 and 1998           F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
      For the Years Ended December 31, 1999 and 1998                       F-4

Consolidated Statements of Cash Flows December 31, 1999 and 1998           F-5

Notes to Consolidated Financial Statements                              F-6 - F-18


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Rotary Power International, Inc.

We have audited the accompanying consolidated balance sheets of Rotary Power International, Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotary Power International, Inc. and subsidiary as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company's significant operating losses and deficiency in working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Demetrius & Company, L.L.C.
DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
April 5, 2000

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS



                                                                                       1999                   1998
                                                                                   ------------           ------------
Current assets:
 Cash and cash equivalents                                                         $     53,295           $        485
 Accounts receivable                                                                    695,988                 43,566
 Other receivables                                                                       30,000                 30,000
 Inventories                                                                            674,576                681,898
 Other current assets                                                                     1,152                    436
                                                                                   ------------           ------------
   Total Current Assets                                                               1,455,011                756,385

Fixed assets                                                                                 --                422,695
Patents                                                                                 492,649                554,233
Other assets                                                                            266,467                284,849
                                                                                   ------------           ------------
                                                                                   $  2,214,127           $  2,018,162
                                                                                   ------------           ------------
                                                                                   ------------           ------------

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Accounts payable                                                                  $    140,543           $    138,003
 Accrued liabilities                                                                    749,760                866,715
 Other current liabilities                                                              500,000                500,000
 Deferred acquistion obligation - current                                             1,725,000              1,225,000
                                                                                   ------------           ------------
  Total Current Liabilities                                                           3,115,303              2,729,718

Long-term liabilities:
 Deferred acquisition obligation                                                      2,179,309              2,412,563
 Long-term debt                                                                       4,412,885              4,015,925
 Note Payable                                                                           350,000                400,000
                                                                                   ------------           ------------
  Total Liabilities                                                                  10,057,497              9,558,206
                                                                                   ------------           ------------

Commitments and contingencies

Stockholders' deficiency:
 Preferred stock, 300,000 par value $.01 shares authorized;
 225,000 for 1999 and 175,000 for 1998 shares issued and outstanding                      2,250                  1,750
 Common stock, par value $.01; 10,000,000 shares authorized ;
 6,212,855 for 1999 and  6,112,855 for 1998 shares issued and outstanding                62,129                 61,129
 Paid-in capital                                                                     11,685,657             11,612,157
 Accumulated deficit                                                                (19,593,406)           (19,215,080)
                                                                                   ------------           ------------
  Total Stockholders' Deficiency                                                     (7,843,370)            (7,540,044)
                                                                                   ------------           ------------
                                                                                   $  2,214,127           $  2,018,162
                                                                                   ------------           ------------
                                                                                   ------------           ------------



          The accompanying notes are an integral part of the statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                   1999                  1998
                                                               -----------           -----------
Revenues                                                       $    65,607           $    72,848
                                                               -----------           -----------
Costs and expenses:
  Cost of revenues                                                 629,225               627,695
  General and administrative                                       281,974               775,681
                                                               -----------           -----------
    Total Cost and Expenses                                        911,199             1,403,376
                                                               -----------           -----------
    Loss From Operations                                          (845,592)           (1,330,528)
                                                               -----------           -----------
Other income (expense):
  Interest expense                                                (687,933)             (653,173)
  Interest income                                                     --                   6,460
  Other, net                                                        59,798               466,989
                                                               -----------           -----------
    Total Other Expense                                           (628,135)             (179,724)
                                                               -----------           -----------
    Loss before Credit for Taxes                                (1,473,727)           (1,510,252)

Credit for state taxes - sale of net operating losses           (1,095,401)                 --
                                                               -----------           -----------
    Net Loss                                                   $  (378,326)          $(1,510,252)
                                                               -----------           -----------
                                                               -----------           -----------

Net loss per common share -basic:                              $     (0.06)          $     (0.25)
Weighted average common shares outstanding:                      6,179,522             6,040,686



The accompanying notes are an integral part of the statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                 Series 3 Convertible
                                   Preferred Stock        Common Stock                                   Stockholders'
                                 -------------------- --------------------    Paid-In     Accumulated      Equity
                                  Shares      Value     Shares   Par Value    Capital       Deficit     (Deficiency)
                                 -------------------- --------------------  -----------  ------------   -------------
Balance at December 31, 1997           --         --   5,968,516  $59,685   $11,336,367  $(17,704,828)  $(6,308,776)

 Issuance of common stock              --         --     144,339    1,444       102,540            --       103,984
 Issuance of  preferred stock     175,000    $ 1,750          --       --       173,250            --       175,000
 Net loss                              --         --          --       --            --    (1,510,252)   (1,510,252)
                                  --------   -------   ---------  -------   -----------  ------------   -----------
Balance at December 31, 1998      175,000      1,750   6,112,855   61,129    11,612,157   (19,215,080)   (7,540,044)

 Issuance of preferred stock       75,000        750          --       --        74,250            --        75,000
 Issuance of common stock         (25,000)      (250)    100,000    1,000          (750)           --            --
 Net loss                              --         --          --       --            --      (378,326)     (378,326)
                                  --------   -------   ---------  -------   -----------  ------------   -----------
Balance at December 31, 1999      225,000    $ 2,250   6,212,855  $62,129   $11,685,657  $(19,593,406)  $(7,843,370)
                                  --------   -------   ---------  -------   -----------  ------------   -----------
                                  --------   -------   ---------  -------   -----------  ------------   -----------



The accompanying notes are an integral part of the statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                               1999                 1998
                                                                            ---------           -----------
Cash flows from operating activities:
Net loss                                                                    $(378,326)          $(1,510,252)
Adjustments to reconcile to net cash used in operating activities:
 Depreciation                                                                 376,301               435,660
 Amortization                                                                  61,584                61,584
 Interest, net                                                                663,706               653,174
 Reduction in sale of net operating loss for rent expense                     (50,000)                   --
 (Gain) loss on disposals of fixed assets                                      21,136              (106,280)
 Settlement of accounts payable                                                    --              (413,920)
 Common stock issued for professional services                                     --                26,600
 Changes in assets and liabilities:
   Accounts receivable                                                       (652,422)                 (843)
   Other receivables                                                               --               (15,000)
   Inventories                                                                  7,322               442,999
   Other current assets                                                          (716)                   64
   Other assets                                                                17,740               (18,635)
   Accounts payable                                                             2,540              (309,968)
   Accrued liabilities                                                       (116,955)              (38,150)
   Other current liabilities                                                       --                (7,000)
                                                                            ---------           -----------

    Net Cash Used in Operating Activities                                     (48,090)             (799,967)
                                                                            ---------           -----------

Cash flows from investing activities:
 Proceeds from the sale of fixed assets                                        25,900               528,720
                                                                            ---------           -----------

    Net Cash Provided by Investing Activities                                  25,900               528,720
                                                                            ---------           -----------

Cash flows from financing activities:
 Repayment of long-term debt                                                       --              (274,275)
 Issuance of preferred stock                                                   75,000               175,000
                                                                            ---------           -----------
    Net Cash  Used in Financing Activities                                     75,000               (99,275)
                                                                            ---------           -----------

    Net Decrease in Cash                                                       52,810              (370,522)

Cash and cash equivalents at beginning of year                                    485               371,007
                                                                            ---------           -----------
    Cash and Cash Held in Escrow at End of Year                             $  53,295           $       485
                                                                            ---------           -----------
                                                                            ---------           -----------

Supplemental disclosures of cash flow information:
 Interest paid during the year                                              $  16,000           $       --
 Income taxes paid during the year                                                 --                   --


See Note 18 for supplemental cash flow information


The accompanying notes are an integral part of the statements.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1.       GENERAL

         Rotary Power International, Inc. ("RPI" or the "Company") and its wholly-owned subsidiary, E-Drive Systems Corporation ("E-Drive), are engaged in the development, demonstration and production of rotary engines capable of operating on a variety of liquid fuels and natural gases. The Company's strategic thrust is to penetrate commercial engine markets. The Company's commercialization efforts are focusing on natural gas rotary engines for commercial refrigeration, compressors, generators, and on diesel engines for the commercial and recreational marine market and for commercial generator sets.

         In 1995, the Company established a wholly-owned subsidiary, Rotary Power Marine, Inc. ("RPM") renamed E-Drive Systems Corporation, which acquired certain assets of Rotary Marine Industries, Inc. for approximately $165,000 and a royalty on future 65 Series rotary marine engine sales. E-Drive produces rotary engines for commercial and recreational marine markets. E-Drive's primary customers consist of builders of commercial and recreational marine boats as well as distributors of engines, who sell to a diverse customer base.

         On November 17, 1999, the Company established a wholly-owned subsidiary, Pegasus Technologies Incorporated ("Pegasus") of New Brunswick, Canada, for the purpose of establishing a manufacturing facility for the Company's Series 580 and Series 70 engines, and to attract incentives from the provincial governments. As of December 31, 1999, Pegasus had no material transactions.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries E-Drive and Pegasus. All significant intercompany accounts and transactions have been eliminated.

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

                                DECEMBER 31, 1999


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

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g.       Patents

                  Purchased patents are amortized on a straight-line basis over their useful lives, generally seventeen years. Amortization expense was $61,584 for each of the years ended December 31, 1999 and 1998. Accumulated amortization was $492,658 and $431,074 for the years ended December 31, 1999 and 1998, respectively.

         h.       Income Taxes

                  Deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities, principally inventory, fixed assets, accrued liabilities and deferred acquisition obligation, and their financial reporting amounts at each year-end and net operating loss carryforwards.

         i.       Net Loss Per Common Share

                  Basic and diluted net loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. The exercise of stock options and warrants was not assumed as their effect would be anti-dilutive.

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

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.       ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 1999 and 1998 consisted of the following:


                                              1999         1998
                                            --------     -------
         Commercial                         $ 70,456     $43,566
         NJ net operating loss (NOL)
          carryforwards                      625,532          --
                                            --------     -------
             Total                          $695,988     $43,566
                                            --------     -------
                                            --------     -------



4.       INVENTORIES

         Inventories at December 31, 1999 and 1998 consisted of the following:


                                                1999        1998
                                              --------    --------
         Fuel and oil                         $  1,344    $  1,344
         Parts                                 673,231     680,554
                                              --------    --------
                                              $674,575    $681,898
                                              --------    --------
                                              --------    --------



         The preparation of financial statements in conformity with the generally accepted accounting principles requires the use of estimates relating to the amounts of certain assets and liabilities at the date of the financial statements.

         At December 31, 1999, the Company has inventory at cost totaling $1,240,271. The Company has estimated the net realizable value of the parts and engines to be $673,232. While the ultimate outcome of the net realizable value may differ, management believes that any additional loss will not have a material impact on the Company's financial position.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


5.       FIXED ASSETS

         Fixed assets at December 31, 1999 and 1998 consisted of the following:


                                       Useful Lives      1999            1998
                                                     -----------     -----------
         Machinery and equipment             7        $2,719,008     $2,693,345
         Furniture and fixtures              7            27,080         27,080
         Office equipment                    7            46,305         47,205
         Computer equipment                  5           342,112        342,112
         Tooling                             3           156,689        181,689
         Demonstration equipment             3           261,663        261,663
         Construction in process            --            25,941         25,941
                                                      ----------     ----------
                                                       3,578,798      3,579,035

          Less accumulated depreciation                3,578,798      3,156,340
                                                     -----------     -----------
                                                     $       --      $  422,695
                                                     -----------     -----------
                                                     -----------     -----------



6.       IMPAIRMENT OF LONG LIVED ASSETS

         Long lived assets consist of intangible assets and certain capital assets. The carrying value of these assets is regularly reviewed to verify that they are valued properly. If the facts and circumstances suggest that the value has been impaired, the carrying value of the assets will be reduced appropriately. The Company has identified no such impairment losses.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


7.       OTHER ASSETS

         Other assets as of December 31, 1999 and 1998 consisted of the following:


                                            1999         1998
                                          --------    --------
         Deferred issuance cost           $233,929    $233,929
         Deposits                           32,538      31,500
         Officers loans                         --      19,420
                                          --------    --------
                                          $266,467    $284,849
                                          --------    --------
                                          --------    --------



8.       ACCRUED LIABILITIES

         Accrued liabilities at December 31, 1999 and 1998 consisted of the following:


                                            1999         1998
                                          --------    --------
         Provision for loss on contracts  $693,047     $697,821
         Contract adjustments                   --       62,000
         Professional fees                      --       15,338
         Other                              56,713       91,556
                                          --------     --------
                                          $749,760     $866,715
                                          --------     --------
                                          --------     --------



9.       DEFERRED ACQUISITION OBLIGATION

         Pursuant to the acquisition of certain assets at the Company's inception in 1991, a deferred acquisition obligation was incurred, which as of December 31, 1999 and 1998 is payable to the seller as follows:


                                             1999           1998
                                          -----------   -----------
         $150,000 per annum, payable
          January 31, 1996 through 1997   $   225,000   $   225,000
         $500,000 per annum, payable
          January 31, 1998 through 2006     4,500,000     4,500,000
                                          -----------   -----------
           Total remaining payments         4,725,000     4,725,000
         Less:
           Unamortized discount at 10%       (820,691)   (1,087,437)
           Current portion                 (1,725,000)   (1,225,000)
                                          -----------   -----------
            Long term portion             $ 2,179,309   $ 2,412,563
                                          -----------   -----------
                                          -----------   -----------


                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


9.       DEFERRED ACQUISITION OBLIGATION (Continued)

         The Company had not made its required payments through January 31, 2000.

         The fair value of this obligation approximates carrying value. In addition to the deferred acquisition obligation, the Company may be required to make additional payments to the seller based upon a certain percentage of engine sales. No additional payments were made in 1999 and 1998.

         The Company is in negotiations with Deere & Company with regard to the fixed minimum payments due to John Deere Technologies International ("JDTI") under the deferred acquisition obligation.

10.      NOTE PAYABLE

         In December 1997, the Company issued a $400,000 promissory note to its landlord in satisfaction of rent due through December 31, 1997. In December 1999, the Company repaid $50,000 of this note. The note is due January 1, 2003 and bears interest at 4% per annum. The note is collateralized by a second position in inventory and property and equipment.

11.      LONG-TERM DEBT

         Long-term debt as of December 31, 1999 and 1998 consisted of the following:



                                                       1999         1998
                                                    ----------   ----------
        $10,000,000 aggregate principal amount
         of 10.412% bonds due December 15, 2007     $4,412,885   $4,015,925
                                                    ----------   ----------
                                                    ----------   ----------


                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


11.      LONG-TERM DEBT (Continued)

         On December 22, 1997, the Company issued $10,000,000 aggregate maturing principal amount of 10.412% bonds due December 15, 2007. Total proceeds from the issuance was $3,631,265, and bond discount is being amortized over the bonds' life. The bonds are collateralized by certain property and equipment. On or prior to December 31, 2000, the Company shall deposit into a Bond Reserve Fund an amount equal to at least 50% of the principal amount of bonds outstanding on such date. Interest expense for 1999 amounted to $396,960.

12.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space under a month-to-month agreement and test cells and manufacturing space under an annual operating lease. Rent expense for the years ended December 31, 1999 and 1998 was $87,300 and $103,165 respectively.

13.      RELATED PARTY TRANSACTIONS

         Ken Brody, President of the Company, is a minority shareholder of Abejon Rotary Power Corporation (Abejon). At December 31, 1999 and 1998, the Company has an advance payable to Abejon of $500,000 for future sales of engines. The advance is recorded in other current liabilities.

14.      SHAREHOLDERS' EQUITY

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

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


14.      SHAREHOLDERS' EQUITY

         PREFERRED STOCK: (CONTINUED)

         The Company has designated Series 1 convertible preferred stock and Series 2 (non-voting) preferred stock. With the completion of the Company's initial public offering, neither the Series 1 or Series 2 preferred stock is available for issuance.

         In connection with the successful completion of the Company's initial public offering of its common stock in 1994, the Series 1 convertible preferred stock and accumulated dividends were converted into 734,598 shares of common stock.

         On November 2, 1998, the Company authorized 300,000 shares of Series 3 Non-Voting Convertible Preferred Stock, par value $0.01 per share. The shares are not entitled to dividends and each share is convertible into 4 fully paid and non-assessable shares of common stock. At December 31, 1999, 225,000 Series 3 preferred shares are outstanding. During the year a preferred shareholder converted 25, 000 shares of Series 3 Preferred Stock into 100,000 shares of Common Stock. The Company also issued 75,000 shares of the preferred at $1.00 per share.

         COMMON STOCK:

         During 1998, the Company issued 74,339 shares to creditors for settlement of debt and 70,000 shares to an accounting service provider for bookkeeping purposes.

         On March 21, 1997, the Company sent notice to Hydro Lance Maritime Transport, Inc. ("Hydro") and Abejon Rotary Power Corporation ("Abejon"), declaring the occurrence of an event of default under the Company's loan agreement with Hydro and Abejon. An event of default was declared as a result of Hydro's failure to make a principal payment of $175,000 and an interest payment of $28,435, both of which were due to the Company on December 20, 1996. In its notice to Hydro and Abejon, the Company elected to declare the principal of and interest on the loan and other amounts payable under the loan agreement to be immediately due and payable and to take possession of and execute upon 822,916 shares of the Company's common stock which are owned by Abejon and were pledged as collateral and security for the obligations of Hydro under the loan agreement. These shares were cancelled. In its notice, the Company also reserved any and all of its rights and remedies with respect to other shares of the Company's common stock owned by Abejon.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


14.      SHAREHOLDERS' EQUITY (Continued)

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

         In connection with the initial public offering, the Company sold to the underwriters, for $800, warrants to purchase from the Company 80,000 shares of common stock at $9.60 per share, which are exercisable for a period of four years commencing February 9, 1995. These warrants were not exercised during 1999.

         There were 45,000 warrants to purchase common stock outstanding at December 31, 1998, which are exercisable through 1999 at $4.625. These warrants were not exercised during 1999.

         At December 31, 1999 52,200 shares of common stock were reserved for exercise of warrants and stock options.

15.      STOCK OPTION PLAN

         The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued for Employees" to account for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's employee stock options equals or exceeds the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

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

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


15.      STOCK OPTION PLAN (Continued)

         Option status and activity were as follows for the years ended December 31:


                                                            1999              1998
                                                           ------           -------
         Outstanding, beginning of year                     7,200            52,000
         Cancelled ($.19125 to $5.00 1998 and 1997)        (7,200)          (44,800)
                                                           ------           -------
         Outstanding ($3.00 per share)
           end of year                                         --             7,200
                                                           ------           -------
                                                           ------           -------

         Available for grant                               52,200            95,000
                                                           ------           -------
                                                           ------           -------

         Exercisable                                           --             7,200
                                                           ------           -------
                                                           ------           -------



16.      EMPLOYEE BENEFITS

         The Company is the sponsor of a defined contribution retirement savings plan. All employees of the Company are eligible for participation after one year of service. The Company matches 100% of pre-tax contributions up to 3.0% of the participant's total salary. There were no matching contributions for 1999 and 1998 and administrative expense of $466 for only 1998.

         The Company has established an incentive compensation plan to provide incentive compensation to the Company's officers and key employees. Any awards must be approved by the Board of Directors and are paid in quarterly installments and shall not exceed 100% of the participant's salary. There were no such awards granted or accrued during 1999 and 1998.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


17.      INCOME TAXES

         Deferred tax accounts as of December 31, 1999 and 1998 comprise the following:


                                                          1999         1998
                                                       ----------   ----------
       Net operating loss carryforwards ("NOL")        $5,305,000    6,074,700

         Depreciation                                     (18,000)     (18,000)
                                                       ----------   ----------

         Deferred tax assets, net                       5,287,000    6,056,700

         Valuation allowance                            5,287,000   (6,056,700)
                                                       ----------   ----------

         Net deferred tax assets                       $       --   $       --
                                                       ----------   ----------
                                                       ----------   ----------



         As of December 31, 1999, the Company has federal and state NOLs available for tax purposes of approximately $15,600,000 and $92,000 expiring from 2011 to 2019.

         The NOL tax asset was reduced by $769,700 due primarily to the sale of New Jersey NOL tax credits thus reducing the valuation allowance by the same amount.

         Under a program sponsored by the State of New Jersey during 1999, the Company arranged to sell the tax benefits relating to its NOL approximating $13,500,000. The resultant revenue from the sale amounted to $1,211,685.

18.      SUPPLEMENTAL CASH FLOW INFORMATION

         During 1998, the Company settled debt of $216,768 in exchange for inventory.

         During 1998, the Company settled accounts payable in exchange for cash and common stock resulting in forgiveness of debt of $491,303.

         During 1998, the Company issued stock for accounting services valued at $26,600.

         Additionally, the Company recorded imputed interest expense of $266,746 and $268,513 on its deferred acquisition obligation during December 31, 1999 and 1998, respectively.

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


19.      GOING CONCERN

         The Company incurred net losses of $11,891,451 for the four (4) years ended December 31, 1999. At December 31, 1999, the Company had a working capital deficiency of $1,660,292 and its total liabilities exceeded total assets by $7,843,370. These factors, as well as the uncertain conditions that the Company faces regarding obtaining financing or additional capital investment create uncertainty about the Company's ability to continue as a going concern. In January 1998, the Company auctioned fixed assets resulting in net proceeds of $575,000 and in May 1998, a settlement was reached with unsecured creditors, reducing accounts payable by approximately $491,000. (See Note 18). The ability of the Company to continue as a going concern is dependent upon the company obtaining future financing and marketing its commercial products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

20.      OTHER

         As of November, 1999, the Company had entered into a series of agreements with Londonderry Capital Structuring Ltd. of Toronto, Canada, an investment banking firm. Under these agreements, Londonderry has signed a stock subscription agreement for the purchase of up to 3,000,000 shares of the Company's common stock subject to the Company meeting certain conditions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


MANAGEMENT

         The directors and executive officers of the Company are as follows:


                NAME                 AGE                 POSITION WITH THE COMPANY
                ----                 ---                 -------------------------
         Kenneth Leighton Brody      57         President and Chief Executive Officer and Director
         Douglas M. Drew             65         Vice President - Finance and Director



         Ken Brody was solely a director of the Company from February, 1996 until March, 1997. From 1995, he was President of Abejon Rotary Power Corporation, a marine engine and electronics distributor. Mr. Brody has also been Chairman of Hydro Lance Maritime Transport Corporation, a builder of high-speed ferries. From April 1991 he has been General Manager and a partner of Cadenza Marine, a marine electronics service and sales firm. From February 1985 through December 1991, Mr. Brody was a Principal in Pragma Associates, a computer science consulting firm. Mr. Brody is a Certified Public Accountant and holds a United States Coast Guard Captain's license. He attended Rensselaer Polytechnic Institute as a physics major and completed a VLSI Design Course at the Massachusetts Institute of Technology in 1980.

         Douglas M. Drew is an investment banker and Canadian citizen resident in Toronto. He is a Director of Med-Tech Environmental Limited, a subsidiary of Stericycle, Inc. and a former Vice President of Smith, Barney and Company. His career has involved him in a variety of turnarounds and reorganizations. Mr. Drew is a graduate of the University of Western Ontario, School of Business.

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

         There were no filings made by the Company's officers, directors or 10% beneficial owners required under Section 16(a) during the fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation during the last three fiscal years of the Chief Executive Officer and each of the other four most highly-compensated executive officers of the Company (the "Named Executive Officers") whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Company during the last fiscal year through December 31, 1999.


                                SUMMARY COMPENSATION TABLE



                                 ANNUAL COMPENSATION   LONG TERM COMPENSATION AWARDS
                                 -------------------  --------------------------------
 NAME OF INDIVIDUAL                                      SECURITIES        ALL OTHER
AND PRINCIPAL POSITION    YEAR   SALARY($)  BONUS($)  UNDERLYING OPTIONS  COMPENSATION
----------------------    ----   ---------  --------  ------------------  ------------
Kenneth L. Brody,         1999   $113,750      --             --                --
 President and Chief      1998    104,000      --             --                --
 Executive Officer        1997      7,500      --             --                --



COMPENSATION PURSUANT TO PLANS

         STOCK OPTION PLAN

         The Company had a stock option plan, but no options were issued under the plan in 1999 and the sole option remaining expired in the first quarter of 1999.

EMPLOYMENT AGREEMENTS

         The Company had no employment agreements with any of its employees at December 31, 1999.

COMPENSATION OF DIRECTORS

         Until November, 1999, it was the policy of the Company to pay $750 per quarter to outside directors. Thereafter, the Board approved a raise of such compensation up to $1,000 per month. There were no outside directors during 1999, therefore, no payments were made.

         Mr. Drew has a consulting agreement with the Company through April 30, 2000, pursuant to which he receives compensation for his time spent providing advisory services to the Company and for his services as a Director of the Company, which includes attendance of Board meetings, up to $2,000 per month. Mr. Drew also receives reimbursement for any out-of-pocket expenses subject to the Company's prior approval for any amount over $100.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, each director of the Company and each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of April 7, 2000. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, subject to community property laws, where applicable.


 NAME AND ADDRESS OF              NUMBER OF SHARES OF COMMON       PERCENTAGE OWNERSHIP OF
  BENEFICIAL OWNER                 STOCK BENEFICIALLY OWNED        COMMON STOCK OUTSTANDING
  ----------------                 ------------------------        ------------------------
PowerCold Corporation                     1,935,000                       31.15%
103 Guadalupe Drive
Cibolo, Texas   78108

Loeb Investors Co. 104(2)                   933,074                       15.02%
61 Broadway
New York, New York   10006

Ken Brody(1)                                177,084                        2.85%
c/o Abejon Rotary Power
 Corporation
4960 North Harbor Drive
San Diego, California   92106

Douglas M. Drew                                   0                        0.00%

All Directors and Executive                 177,084(1)                     2.85%
  Officers as a Group (2 Persons)



----------

(1) Includes 177,084 shares of Common Stock owned by Abejon Rotary Power Corporation. Mr. Brody is a 24% shareholder in Abejon Rotary Power Corporation and Mr. Brody exercises sole voting and investment power over such shares through resolution of the Board of Directors of Abejon. Mr. Brody is also the President, Chief Executive Officer and Director of the Company.

(2) Includes (i) 435,325 shares of Common Stock owned by Loeb Investors Co. 104; (ii) 214,731 Common Shares owned by Loeb Partners Corporation; (iii) 198,918 Common Shares owned by Warren D. Bagatelle, Managing Director of Loeb Partners Corporation; (iv) 28,221 Common Shares owned by Loeb Holdings Corp.; (v) 13,566 Common Shares owned by HSB Capital; (vi) 14,104 Common Shares owned by Loeb Investors Co. 105; (vii) 24,686 Common Shares owned by Pinpoint Partners 1; and (viii) 3,523 Common Shares owned by the Kempner/Perlmuth Trust (collectively, "Loeb Affiliates").

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the future, the Company will not enter into any transactions with officers, directors or other affiliates unless the transactions are approved by a majority of disinterested directors. No such transactions were in effect or entered into during 1999.



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

              10.46 Vessel Purchase and Sales Agreement (Partial Interest) between Abejon and Rotary Power International, Inc.
                        dated as of October 31, 1996(9)


              10.47     Mar-Trans Affiliates LLC: Operating Agreement between
                        Abejon and Rotary Power International, Inc. dated as of
                        October 31, 1996(9)

              10.48     Agreement of Merger between International Cryogenic
                        Systems Corporation and Rotary Power International, Inc.
                        dated as of March 21, 1997(9)

              10.49     Security Agreement, dated December 1, 1997, between
                        Sentinel Trust Company, trustees for the holders of the $10,000,000 bonds due December 15, 2007(11)

              10.50     Indenture of Trust between Sentinel Trust Company and
                        Rotary Power International, Inc, dated December 1,
                        1997(11)

              10.51     Curtiss-Wright Security Agreement, dated December 22,
                        1997(11)

              10.52     Curtiss-Wright Settlement of Claims with RPI, dated
                        December 22, 1997(11)

              10.53     Asset Purchase Agreement, dated June 4, 1998, with
                        Rotary Power Marine Corporation , for the sale of Series
                        65 gasoline engines(10)

              10.54 Asset Sale Agreement, dated July 2, 1998, for the sale of certain assets of the Company (Series 65 NGRE engines) to Rotary Power Enterprise, Inc.(10)

              10.55     Subscription Agreement between Rotary Power
                        International, Inc. and Londonderry Capital Structuring
                        Ltd. dated October 27, 1999

              10.56     Agreement for Investor-Relations Services between Rotary
                        Power International, Inc. and Londonderry Capital
                        Structuring Ltd. dated November 1, 1999

              10.57     Consulting Agreement between Rotary Power International,
                        Inc. and Londonderry dated November 1, 1999

              10.58     Facilitation Fee Letter Agreement between Rotary Power
                        International, Inc. and Londonderry dated November 6,
                        1999

              11 Calculation of Income (Loss) per Common Share filed herewith

              21        Subsidiaries of the Company

              27        Financial Data Schedule**


----------

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

(11) Incorporated by reference to exhibit of the same number contained in the Company's Form 10-KSB for the year ending December 31, 1998.

         (b)  REPORTS ON FORM 8-K

              The Company did not file any current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROTARY POWER INTERNATIONAL, INC.

                                  By: /s/ Kenneth Leighton Brody
                                     ------------------------------------
                                     Name:  Kenneth Leighton Brody
                                     Title: President, Chief Executive Officer
                                            and Director (Principal Executive
                                            Officer and Principal Financial
                                            Officer)

Dated:  April 12, 2000



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kenneth Leighton Brody        Director          April 12, 2000
--------------------------
Kenneth Leighton Brody


/s/ Douglas M. Drew               Director          April 12, 2000
--------------------------
Douglas M. Drew