Form 10QSB
period 2000-03-31
ROTARY POWER INTERNATIONAL INC
filed 2000-05-11
CIK 914539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

         (X) Yes     ( ) No

The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of May 10, 2000 was 6,212,855.

Transitional Small Business Disclosure Format: ( ) Yes (X) No

                        ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         March 31, 2000 and December 31, 1999                                  3

         Consolidated Statements of Operations for
         the Three Months ended March 31, 2000 and 1999                        4

         Consolidated Statements of Cash Flows for the
         Three Months ended March 31, 2000 and 1999                            5

         Notes to Unaudited Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         6


PART II - OTHER INFORMATION

Item 5.  Other Information                                                     8

Item 6.  Exhibits and Reports on Form 8-K                                      9

         Signatures                                                           10

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  March 31       December 31
                                                                                    2000            1999
                                                                                ------------    ------------
                                                                                (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $      3,261    $     53,295
     Accounts receivable                                                             709,488         695,988
     Other receivables                                                                30,000          30,000
     Inventories                                                                     671,876         674,576
     Other current assets                                                               --             1,152
                                                                                ------------    ------------

         Total Current Assets                                                      1,414,626       1,455,011

Fixed assets                                                                          (6,492)           --
Patents                                                                              477,253         492,649
Other assets, net                                                                    241,321         266,467
                                                                                ------------    ------------

                                                                                $  2,126,708    $  2,214,127
                                                                                ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                                           $    250,497    $    140,543
     Accrued liabilities                                                             796,761         749,760
     Other current liabilities                                                       503,000         500,000
     Deferred acquistion obligation - current                                      1,850,000       1,725,000
                                                                                ------------    ------------

         Total Current Liabilities                                                 3,400,258       3,115,303

Long-term liabilities:
     Deferred acquisition obligation                                               2,120,996       2,179,309
     Long-term debt                                                                4,512,125       4,412,885
     Note Payable                                                                    350,000         350,000
                                                                                ------------    ------------

         Total Liabilities                                                        10,383,379      10,057,497
                                                                                ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, 300,000 par value $.01 shares authorized;
       225,000 shares for 2000 and 225,000 for 1999 issued and outstanding             2,250           2,250
     Common stock, par value $.01; 10,000,000 shares authorized ;
      6,212,855 for 2000 and 6,212,855 for 1999 shares issued and outstanding         62,129          62,129
     Paid-in capital                                                              11,685,657      11,685,657
     Accumulated deficit                                                         (20,006,707)    (19,593,406)
                                                                                ------------    ------------

             Total Stockholders' Deficiency                                       (8,256,671)     (7,843,370)
                                                                                ------------    ------------

                                                                                $  2,126,708    $  2,214,127
                                                                                ============    ============

The accompanying notes are an integral part of the statements.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                     March 31        March 31
                                                       2000            1999
                                                    -----------     -----------
Revenues                                            $    25,200     $     2,500
                                                    -----------     -----------
Costs and expenses:

     Cost of revenues                                    19,854          13,085
     General and administrative                         282,090         129,009

         Total Cost and Expenses                        301,945         142,094
                                                    -----------     -----------

         Loss From Operations                          (276,745)       (139,594)

Other income (expense):
     Interest expense                                  (169,427)       (165,927)
     Other, net                                          32,870            --

         Total Other Expense                           (136,557)       (165,927)
                                                    -----------     -----------

         Net Loss                                   $  (413,301)    $  (305,521)
                                                    ===========     ===========

Net loss per common share - primary:                $     (0.07)    $     (0.05)
Weighted average common shares outstanding:           6,212,855       6,112,855

The accompanying notes are an integral part of the statements.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                      March 31     March 31
                                                                       2000         1999
                                                                     ---------    ---------
Cash flows from operating activities:

Net loss                                                             $(413,301)   $(305,520)
Adjustments to reconcile to net cash used in operating activities:
     Depreciation                                                         --        106,791
     Amortization                                                       21,246       21,246
     Interest, net                                                     169,427      165,927
     Other                                                              (2,858)     (29,681)
     Security and tax deposits                                            --           (665)
     Employee Advances                                                    --         (1,000)
     Changes in assets and liabilities:
        Accounts receivable                                            (13,500)      (2,500)
        Inventories                                                      2,700          123
        Other current assets                                             1,152          436
        Other assets                                                    25,146         --
        Accounts payable                                               109,954       11,123
        Accrued liabilities                                             47,001            1
        Other current liabilities                                        3,000         --
                                                                     ---------    ---------

            Net Cash Used in Operating Activities                      (50,034)     (33,720)
                                                                     ---------    ---------

Cash flows from financing activities:
     Repayment of officer's loan                                          --          8,935
     Issuance of preferred stock                                          --         25,000
                                                                     ---------    ---------

            Net Cash From (Used In) Financing Activities                  --         33,935
                                                                     ---------    ---------

            Net Increase (Decrease) in Cash                            (50,034)         215

Cash and cash equivalents at beginning of period                        53,295          485
                                                                     ---------    ---------

            Cash and Cash Held in Escrow at End of Period            $   3,261    $     700
                                                                     =========    =========

Supplemental disclosures of cash flow information:
     Interest paid during the year                                   $    --      $    --
     Income taxes paid during the year                                    --           --

The accompanying notes are an integral part of the statements.

                        ROTARY POWER INTERNATIONAL, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated financial statements for Rotary Power International, Inc. ("RPI") and its wholly-owned subsidiaries, E-Drive Systems Corporation ("E-Drive") and Pegasus Technologies Incorporated ("Pegasus", and collectively with RPI and E-Drive, the "Company") have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented.

Information included in the Consolidated Balance Sheets as of December 31, 1999 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year.

NOTE 2: SUPPLEMENTAL NON-CASH TRANSACTIONS

DEVIATION FROM PURCHASE AGREEMENT

The Company did not make payments of $225,000 on the deferred acquisition obligation due to John Deere Technologies International ("JDTI") which payment was due on or prior to January 31, 1997. The Company was also unable to make the annual payment of $500,000 due under the JDTI deferred acquisition obligation due on January 31, 1999 and 2000. The Company is still in negotiation with Deere & Company with regard to the fixed minimum payments due to JDTI under the deferred acquisition obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All engineering activity ceased in 1999. There were no manufacturing operations and management efforts were instead devoted to planning for the proposed manufacturing facility in Canada, pursuing product and procurement activities involved with future engine production, satisfying the due diligence requirements under the Subscription Agreement between the Company and Londonderry Capital Structuring Ltd. ("Londonderry") and becoming current in all of the Company's reporting obligations with the Securities and Exchange Commission (the "SEC").

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues for the three months ended March 31, 2000 increased to $25,200 reflecting sales of discontinued engine lines by E-Drive.

General and Administrative costs for the first quarter of 2000 rose to $282,090 from $129,009 in the same quarter of the prior year, primarily due to the legal and accounting costs of the audits required to complete the Company's SEC filings, as well as payment for Londonderry's investor relations and consulting services. Cost of revenues are restated in fiscal year 1999 by reclassifying period charges, such as depreciation and amortization, related to overhead from General and Administrative to Cost of Revenue. This treatment is consistent with the Company's year end audited statements and did not affect the Loss from Operations.

The loss from operations increased $137,151, or 98%, from a $139,594 loss in the first quarter of 1999 to a loss of $276,745 for the same period in 2000, reflecting the expenses associated with the SEC filings and consulting fees.

Net interest expense for the first quarter of 2000 of $169,427 remained nearly at the 1999 level.

As a result of the above, net loss increased to $413,301 in the first quarter of 2000 from $305,521, or 35%, from the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The remainder of the proceeds from the sale of last year's allocated New Jersey Net Operating Loss ("NJNOL") Credit were applied to the payment of current expenses through March 31, 2000. Management believes that the proceeds from the sale of the Company's remaining NJNOL Credit together with the expected proceeds from the stock subscription by Londonderry and its assignees will be adequate to meet operating requirements for the balance of fiscal year 2000. However, if the Company incurs any unanticipated expenses, it may have to seek additional financing during the remainder of the fiscal year to fund its operations.

"SAFE HARBOR" STATEMENT

Forward-looking statements made herein are based upon current expectations of the Company that involve a number of risks and uncertainties and should not be considered as guarantees of future performance. These statements are made under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The factors that could cause actual results to differ materially include interruption or cancellation of existing contracts, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks and an inability to arrange additional debt or equity financing.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         In October and November, 1999, the Company entered into several agreements with Londonderry, including a subscription agreement to purchase up to 3,000,000 of the Company's shares of common stock at $.18 per share (the "Subscription Agreement"), subject to certain conditions, including among others, the completion of due diligence satisfactory to Londonderry, the execution of lock-up agreements of certain shareholders and the Company becoming current in its reporting requirements under the Securities and Exchange Act of 1934. The Subscription Agreement, terminable on February 15, 2000, was extended prior to termination upon the mutual agreement by the parties until May 15, 2000.

         On February 11, 2000, the Company signed a letter of intent with BG Technologies USA Inc. of Columbia, Maryland ("BGT"), to form a joint venture to create a pilot plant to demonstrate the technology and economics of a BGT gasification system producing low BTU gases to fuel one of the Company's rotary engines in electricity generation. BGT develops integrated biomass gasifier-based energy systems for industrial and domestic applications as an environmentally sound method of disposing of various biomass waste materials that now threaten water and air resources.

         In April, 2000, Londonderry informed the Company that it intended to waive certain conditions that were not met by the Company under the Subscription Agreement and to fund the Company under the Subscription Agreement provided that the Company consented to Londonderry's assignment of its right to purchase 2,310,000 of the 3,000,000 shares under the Subscription Agreement to certain employees, agents, consultants and other unrelated third parties and investors. The Company agreed to the terms of the assignment.

         On April 27, 2000, Mr. Conway Davis of Saint John, New Brunswick, Canada, assumed the positions of Chief Executive Officer, President and Director of the Company and its wholly-owned subsidiaries upon the resignation of Mr. Kenneth Brody from those positions which he held since November, 1997. The succession in management was reported in a Current Report on Form 8-K filed with the SEC on May 2, 2000 (the "Form 8-K"), which Form 8-K is hereby incorporated by reference.

         On April 28, 2000, the Company's Board of Directors authorized the grant to Londonderry of a warrant to purchase 1,500,000 shares of the Company's common stock exercisable at $.25 per share, subject to the approval by the shareholders of an increase in the authorized shares of capital stock of the Company at a shareholders' meeting to be held in July, 2000. The warrant is exercisable for two years from the date of issuance and is granted to Londonderry for the successful renegotiation of the exclusive distribution agreement between the Company and Rotary Power Enterprise, Inc., and for the work Londonderry has performed in renegotiating the Deferred Payment Obligation between the Company and JDTI, which obligation is currently in default.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS TO 10-QSB

         11 Computations of Earnings (Loss) Per Common Share for the Three months Ended March 31, 2000 and 1999

         27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         Current Report on Form 8-K relating to the management succession filed with the SEC on May 2, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ROTARY POWER INTERNATIONAL, INC.


                                         /s/ CONWAY DAVIS
                                         ---------------------------------------
                                         Conway Davis
                                         President, Chief Executive Officer and
                                         Director


                                         /s/ DOUGLAS DREW
                                         ---------------------------------------
                                         Douglas Drew
                                         Vice President, Finance and Director
                                         (Principal Financial Officer)

Dated: May 11, 2000