Form 10QSB
period 2000-06-30
ROTARY POWER INTERNATIONAL INC
filed 2000-08-11
CIK 914539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      From the transition period from                        to

                         Commission file number 1-12756


                        ROTARY POWER INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                     13-3632860
--------------------------------------------------------------------------------
 (State of other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

PO BOX 128, WOOD-RIDGE, NEW JERSEY                         07075-0128
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (973) 470-7000


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      /X/ Yes     / / No


The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of August 8, 2000 was 9,830,000.


Transitional Small Business Disclosure Format:  (   ) Yes   (X) No

                        ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements:

        Consolidated Balance Sheets as of
        June 30, 2000 and December 31, 1999..............................    3

        Consolidated Statements of Operations for the Three Months
        and Six Months ended June 30, 2000 and 1999......................    4

        Consolidated Statements of Cash Flows for the
        Six Months ended June 30, 2000 and 1999..........................    5

        Notes to Unaudited Consolidated Financial Statements.............    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................    6


PART II - OTHER INFORMATION

Item 5. Other Information................................................    8

Item 6. Exhibits and Reports on Form 8-K.................................    8

        Signatures.......................................................    9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS


                                                                                Unaudited          Audited
                                                                                  2000              1999
                                                                              ------------      ------------
Current assets:
     Cash and cash equivalents                                                $     78,486      $     53,295
     Accounts receivable                                                           701,488           695,988
     Other receivables                                                              30,000            30,000
     Inventories                                                                   671,875           674,576
     Other current assets                                                              122             1,152
                                                                              ------------      ------------
         Total Current Assets                                                    1,481,971         1,455,011

Fixed assets                                                                        34,647                --
Patents                                                                            461,857           492,649
Other assets                                                                       208,610           266,467
                                                                              ------------      ------------
                                                                              $  2,187,085      $  2,214,127
                                                                              ============      ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                                         $    268,545      $    140,543
     Accrued liabilities                                                           788,030           749,760
     Other current liabilities                                                     500,000           500,000
     Deferred acquisition obligation - current                                   1,975,000         1,725,000
                                                                              ------------      ------------
         Total Current Liabilities                                               3,531,575         3,115,303

Long-term liabilities:
     Deferred acquisition obligation                                             2,062,682         2,179,309
     Long-term debt                                                              4,611,365         4,412,885
     Note Payable                                                                  350,000           350,000
                                                                              ------------      ------------
         Total Liabilities                                                      10,555,622        10,057,497
                                                                              ------------      ------------

Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, 300,000 par value $.01 shares authorized;
       75,000 for 2000 and 225,000 for 1999 shares issued and outstanding              750             2,250
     Common stock, par value $.01; 10,000,000 shares authorized;
      9,500,000 for 2000 and 6,212,855 for 1999 shares issued and outstanding       95,000            62,129
     Subscriptions receivable                                                      (89,971)               --
     Paid-in capital                                                            12,137,972        11,685,657
     Accumulated deficit                                                       (20,512,288)      (19,593,406)
                                                                              ------------      ------------
            Total Stockholders' Deficiency                                      (8,368,537)       (7,843,370)
                                                                              ------------      ------------

                                                                              $  2,187,085      $  2,214,127
                                                                              ============      ============

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                Three Months Ended June 30th       Six Months Ended June 30th
                                                   2000              1999             2000             1999
                                                -----------      -----------      -----------      -----------

Revenues                                        $     6,200      $    20,790      $    31,200      $    23,290
                                                -----------      -----------      -----------      -----------
Costs and expenses:
               Cost of revenues                      23,953          124,761           43,807          255,407
               General and administrative           323,153           47,893          605,243           59,291
                                                -----------      -----------      -----------      -----------

                Total Cost and Expenses             347,106          172,654          649,050          314,698
                                                -----------      -----------      -----------      -----------

                Loss From Operations               (340,906)        (151,864)        (617,850)        (291,408)
                                                -----------      -----------      -----------      -----------

Other income (expense):
               Interest expense                    (157,516)        (165,927)        (326,943)        (331,853)
               Interest income                           --               --               --               --

               Other, net                            (6,959)              --           25,911               --
                                                -----------      -----------      -----------      -----------

                Total Other Expense                (164,475)        (165,927)        (301,032)        (331,853)
                                                -----------      -----------      -----------      -----------

                Net Loss                        $  (505,381)     $  (317,791)     $  (918,882)     $  (623,261)

                                                ===========      ===========      ===========      ===========
Net loss per common share -primary:             $     (0.07)     $     (0.05)     $     (0.14)     $     (0.10)
Weighted average common shares outstanding:       7,134,849        6,179,522        6,673,853        6,146,188

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999



                                                                          2000           1999
                                                                       ---------      ----------
Cash flows from operating activities:
Net loss                                                               $(918,882)     $(623,261)
Adjustments to reconcile to net cash used in operating activities:
     Depreciation                                                         11,510        213,582
     Amortization                                                         42,492         42,492
     Interest, net                                                       331,853        331,853
     Other                                                                    --        (35,720)
     Security and tax deposits                                                --         (2,723)
     Employee advances                                                        --         (1,000)
     Common stock issued for professional services                       124,215             --
     Changes in assets and liabilities:
        Accounts receivable                                               (5,500)         3,500
        Inventories                                                        2,701          7,323
        Other current assets                                               1,030            436
        Accounts payable                                                 128,002         11,676
        Accrued liabilities                                               38,270              1
                                                                       ---------      ---------

           Net Cash Used in Operating Activities                        (244,309)       (51,841)
                                                                       ---------      ---------

Cash flows from investing activities:
     Proceeds from the sale of fixed assets                                   --            900
                                                                       ---------      ---------

           Net Cash Provided by Investing Activities                          --            900
                                                                       ---------      ---------

Cash flows from financing activities:
     Officer's loan                                                           --          1,625
     Issuance of common stock                                            269,500             --
     Issuance of preferred stock                                              --         50,000
                                                                       ---------      ---------

           Net Cash Provided by Financing Activities                     269,500         51,625
                                                                       ---------      ---------

           Net Increase in Cash                                           25,191            684

Cash at beginning of year                                                 53,295            485
                                                                       ---------      ---------

           Cash at End of Year                                         $  78,486      $   1,169
                                                                       =========      =========

Supplemental disclosures of cash flow information:
     Interest paid during the year                                     $      90      $      --
     Income taxes paid during the year                                       400             --

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

      Information as of December 31, 1999 included in the Consolidated Balance Sheets has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Although the Company's manufacturing operations have yet to resume, management commenced planning and procurement activities to produce a limited number of engines in the Company's New Jersey plant over the next several months.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

      Revenues for the six months ended June 30, 2000 were $31,200, which was nominally greater than

$23,290 for the comparable period of 1999, and reflected sales of discontinued engine lines by E-Drive.

      General and administrative costs for the six months ended June 30, 2000 increased by $545,952 to $605,243 compared to the same period last year of $59,291. The increase was primarily due to legal, accounting, consulting and financing costs associated with updating of the Company's regulatory filings and the Company's overall increased corporate activity.

      The loss from operations increased $326,442, or 112%, from a loss of $291,408 in the six months ended June 30, 1999 to a loss of $617,850 for the same period in 2000, reflecting largely the expenses associated with the SEC filings and consulting and financing fees.

      Net interest expense of $326,943 for the six months ended June 30, 2000 was marginally lower than that for the same period of 1999, which was $331,853.

      As a result of the above, net loss increased to $918,882 in the six months ended June 30, 2000 from $623,261, or 47%, from the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

      Management believes that the Company's cash position, together with the gross proceeds from the subscription agreement between the Company and Londonderry Capital Structuring Limited ("Londonderry") aggregating $265,000 at June 30, 2000, and the anticipated gross proceeds of $625,532 from the sale of the Company's remaining New Jersey Net Operating Loss, which sale is anticipated to occur before the end of fiscal year 2000, will be adequate to meet the Company's operating requirements for the balance of fiscal year 2000. However, if the Company incurs any additional unanticipated expenses, it may seek additional financing from outside sources during the remainder of the fiscal year to fund its operations.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      Effective May 2, 2000, the Board of Directors appointed Virgil Wenger to the position of Chairman of the Board.

      In accordance with the terms of the Certificate of Designation for the Series 3 Preferred Stock, three of the Series 3 Preferred shareholders elected to convert 150,000 shares of Series 3 Preferred Stock into 600,000 shares of Common Stock in June, 2000. There remain 75,000 shares of Series 3 Preferred Stock outstanding, and 300,000 shares of Common Stock have been reserved for issuance upon its conversion.

      In May, 2000, the Company consented to the assignment by Londonderry of its right to purchase 2,310,000 of the 3,000,000 shares under the Subscription Agreement between the Company and Londonderry to certain employees, agents and consultants of the Company and other unrelated third parties and investors. 2,487,145 of the shares offered under the Subscription Agreement were purchased by Londonderry and such parties as of June 30, 2000 and such shares were issued by the Company beginning in June, 2000.

      On June 1, 2000 the Compensation Committee of the Board of Directors approved the grant of an option to each of the members of the Board of Directors, including Messrs. Drew and Davis for 200,000 shares of common stock each and Mr. Wenger for 225,000 shares of common stock. Each of these options is immediately exercisable at $.50 per share for five years from the date of grant.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS TO 10-QSB

            11 Computations of Earnings (Loss) Per Common Share for the Six Months Ended June 30, 2000 and 1999

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




                                       ROTARY POWER INTERNATIONAL, INC.


                                       /s/ Conway Davis
                                       -----------------------------------------
                                       Conway Davis
                                       President, Chief Executive Officer and
                                       Director



                                       /s/ Douglas Drew
                                       -----------------------------------------
                                       Douglas Drew
                                       Vice President, Finance and Director
                                       (Principal Financial Officer)


Dated:  August 11, 2000