Form 10QSB
period 2000-09-30
ROTARY POWER INTERNATIONAL INC
filed 2000-11-14
CIK 914539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         From the transition period from                        to

                         Commission file number 1-12756


                        ROTARY POWER INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                   13-3632860
-------------------------------------------------------------------------------
  (State of other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

PO BOX 128, WOOD-RIDGE, NEW JERSEY                     07075-0128
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

         ( X ) Yes     (   ) No


The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of November 10, 2000 was 10,912,855.


Transitional Small Business Disclosure Format:  (   ) Yes   (X) No

                        ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                         PAGE
PART I - FINANCIAL INFORMATION
Item 1.    Unaudited Consolidated Financial Statements:

           Consolidated Balance Sheets as of
           September 30, 2000 and December 31, 1999..................................      3

           Consolidated Statements of Operations for the Three Months
           and Nine Months ended September 30, 2000 and 1999.........................      4

           Consolidated Statements of Cash Flows for the
           Nine Months ended September 30, 2000 and 1999.............................      5

           Notes to Unaudited Consolidated Financial Statements......................      6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............................      6


PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds ................................      8

Item 5.    Other Information.........................................................      8

Item 6.    Exhibits and Reports on Form 8-K..........................................     10

           Signatures................................................................     11

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                                      CONSOLIDATED BALANCE SHEETS

                             SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                 ASSETS

                                                                               September 30,        December 31,
                                                                                    2000                1999
                                                                             -------------------  ------------------
Current assets:                                                                (unaudited)
      Cash and cash equivalents                                                   $    24,386         $    53,295
      Accounts receivable                                                             701,488             695,988
      Other receivables                                                                30,000              30,000
      Inventories                                                                     671,875             674,576
      Other current assets                                                                122               1,152
                                                                             -------------------  ------------------
          Total Current Assets                                                      1,427,871           1,455,011

Fixed assets                                                                           29,407                  --
Patents                                                                               446,461             492,649
Other assets                                                                          202,760             266,467
                                                                             -------------------  ------------------

                                                                                 $  2,106,499        $  2,214,127
                                                                             ===================  ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
      Accounts payable                                                            $   356,193         $   140,543
      Accrued liabilities                                                             791,530             749,760
      Other current liabilities                                                       500,000             500,000
      Deferred acquisition obligation - current                                     2,225,000           1,725,000
                                                                             -------------------  ------------------

          Total Current Liabilities                                                 3,872,723           3,115,303

Long-term liabilities:
      Deferred acquisition obligation                                               1,879,369           2,179,309
      Long-term debt                                                                4,710,605           4,412,885
      Note Payable                                                                    350,000             350,000
                                                                             -------------------  ------------------

          Total Liabilities                                                        10,812,697          10,057,497
                                                                             -------------------  ------------------

Commitments and contingencies

Stockholders' deficiency:
      Preferred stock, 5,000,000 par value $.01 shares authorized;
        50,000 for 2000 and 225,000 for 1999 shares issued and outstanding               500                2,250
      Common stock, par value $.01; 100,000,000 shares authorized;
       10,592,855 for 2000 and 6,212,855 for 1999 shares issued and outstanding      105,929               62,129
      Subscriptions receivable                                                       (90,597)                  --
      Paid-in capital                                                             12,358,507           11,685,657
      Accumulated deficit                                                        (21,080,537)         (19,593,406)
                                                                             -------------------  ------------------

              Total Stockholders' Deficiency                                      (8,706,198)          (7,843,370)
                                                                             -------------------  ------------------

                                                                                $  2,106,499         $  2,214,127
                                                                             ===================  ==================

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                 Three Months Ended September 30th          Nine Months Ended September 30th
                                                     2000                  1999                 2000                 1999
                                               -------------------   ------------------  -------------------  -----------------
Revenues                                            $        --          $    15,871          $    31,200         $    39,161
                                               -------------------   ------------------  -------------------  -----------------
Costs and expenses:
                  Cost of revenues                       33,536              126,927               77,343             382,333
                  General and                           371,897               25,567              977,140             103,058
                  administrative
                                               -------------------   ------------------  -------------------  -----------------

                   Total Cost and Expenses              405,433              152,494            1,054,483             485,391
                                               -------------------   ------------------  -------------------  -----------------

                   Loss From Operations                (405,433)            (136,623)          (1,023,283)           (446,230)
                                               -------------------   ------------------  -------------------  -----------------

Other income (expense):
                  Interest expense                     (169,427)            (165,927)            (496,370)           (505,280)
                  Other, net                              6,611              (22,500)              32,522             (22,500)
                                               -------------------   ------------------  -------------------  -----------------

                   Total Other Expense                 (162,816)            (188,427)            (463,848)           (527,780)
                                               -------------------   ------------------  -------------------  -----------------

                   Net Loss                         $  (568,249)       $    (325,050)        $ (1,487,131)        $  (974,010)
                                               ===================   ==================  ===================  =================


Net loss per common share -primary:                $      (0.06)       $       (0.05)          $    (0.19)         $    (0.16)
Weighted average common shares outstanding:          10,028,757            6,212,855            7,800,317           6,168,411

                 ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                              2000              1999
                                                                                         ----------------  ----------------
Cash flows from operating activities:
Net loss                                                                                   $(1,487,131)       $(974,010)
Adjustments to reconcile to net cash used in operating activities:
     Depreciation                                                                               16,751          320,373
     Amortization                                                                               63,738           63,738
     Interest, net                                                                             497,780          505,780
     Other                                                                                          --           10,058
     Security and tax deposits                                                                      --           (2,723)
     Employee advances                                                                              --           (1,000)
     Loss on disposal of fixed assets                                                               --           22,500
     Common stock issued for professional services                                             143,903               --
     Changes in assets and liabilities:
         Accounts receivable                                                                    (5,500)           1,000
         Inventories                                                                             2,701            7,323
         Other current assets                                                                    1,030              436
         Accounts payable                                                                      215,649           (7,844)
         Accrued liabilities                                                                    41,770                1
                                                                                         ----------------  ----------------

             Net Cash Used in Operating Activities                                            (509,309)         (54,368)
                                                                                         ----------------  ----------------

Cash flows from investing activities:
     Proceeds from the sale of fixed assets                                                         --            3,400
                                                                                         ----------------  ----------------

             Net Cash Provided by Investing Activities                                              --            3,400
                                                                                         ----------------  ----------------

Cash flows from financing activities:
     Officer's loan                                                                                 --            1,625
     Issuance of common stock                                                                  480,400               --
     Issuance of preferred stock                                                                    --           50,000
                                                                                         ----------------  ----------------

             Net Cash Provided by Financing Activities                                         480,400           51,625
                                                                                         ----------------  ----------------

             Net Increase (Decrease) in Cash                                                   (28,909)             657

Cash at beginning of year                                                                       53,295              485
                                                                                         ----------------  ----------------

             Cash at End of Year                                                             $  24,386        $   1,142
                                                                                         ================  ================

Supplemental disclosures of cash flow information:
     Interest paid during the year                                                           $   1,410        $      --
     Income taxes paid during the year                                                             400               --

                        ROTARY POWER INTERNATIONAL, INC.

                       NOTES TO THE UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

         The accompanying consolidated financial statements for Rotary Power International, Inc. ("RPI") and its wholly-owned subsidiaries, E-Drive Systems Corporation ("E-Drive") and Pegasus Technologies Incorporated ("Pegasus, and collectively with RPI and E-Drive, the "Company") have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented. As of September 30, 2000, Pegasus had no material transactions.

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


NOTE 2:  SUPPLEMENTAL NON-CASH TRANSACTIONS

DEVIATION FROM PURCHASE AGREEMENT

         The Company did not make payments of $225,000 on the deferred acquisition obligation due to John Deere Technologies International ("JDTI") which payment was due on or prior to January 31, 1997. The Company was also unable to make the annual payment of $500,000 due under the JDTI deferred acquisition obligation due on January 31, 1998, 1999 and 2000. The Company is still in negotiation with Deere & Company with regard to the fixed minimum payments due to JDTI under the deferred acquisition obligation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company has commenced the production of engines in its New Jersey plant. These engines will be pre-production units that will be delivered and installed at customer locations and used for demonstrations and market development.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Revenues for the nine months ended September 30, 2000 were $31,200 which was, $7,961, or 20.3% less than $39,161 for the comparable period of 1999, and reflected sales of discontinued engine lines by E-Drive.

         General and administrative costs for the nine months ended September 30, 2000 increased by $874,082 to $977,140 compared to the same period last year of $103,058. The increase was primarily due to legal, accounting, consulting and financing costs associated with the Company's overall increased corporate activity.

         The loss from operations increased $577,053, from a loss of $446,230 in the nine months ended September 30, 1999 to a loss of $1,023,283 for the same period in 2000, reflecting largely the expenses associated with the increased activity of the Company.

         Net interest expense of $496,370 for the nine months ended September 30, 2000 was marginally lower than that for the same period of 1999, which was $505,280.

         As a result of the above, net loss increased to $1,487,131 in the nine months ended September 30, 2000 from $974,010, or 53%, from the same period of the previous year.


LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter ended September 30, 2000, 330,000 shares were purchased by assignees of Londonderry Capital Structuring Ltd. ("Londonderry") pursuant to the subscription agreement between the Company and Londonderry (the "Subscription Agreement"), resulting in proceeds to the Company of $59,400. Additionally, a third-party assignee under the Subscription Agreement purchased 112,855 shares of Common Stock and paid cash in the aggregate amount of $1,129 for the shares that it purchased and executed a promissory note for the balance of the purchase price. The note bears interest at 4% and matures on March 1, 2001.

         The Company has also issued a warrant to Londonderry which permits Londonderry to purchase up to 1,500,000 shares of Common Stock at a price of $0.25 per share. Under the terms of the warrant, Londonderry is permitted to assign its right to purchase the shares upon exercise. During the third quarter ended September 30, 2000, 500,000 shares were purchased by certain third-party assignees upon Londonderry's exercise of a portion of the warrant, resulting in proceeds to the Company of $125,000. An additional 250,000 shares were sold resulting in proceeds to the Company of $62,500 during the third quarter; however, the 250,000 shares were issued to the purchasers subsequent to September 30, 2000.

         Management believes that the Company's cash position, together with the net proceeds of up to $250,000 from a private placement currently being conducted by the Company and the anticipated net proceeds of $528,452 from the sale of the Company's remaining New Jersey Net Operating Loss, which sale is anticipated to occur before the end of fiscal year 2000, will be adequate to meet the Company's operating requirements for the balance of fiscal year 2000. However, if the Company incurs any additional unanticipated expenses it will need to seek additional financing from outside sources.

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


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 11, 2000, the Company issued a warrant to purchase 300,000 shares of the Company's Common Stock at $.25 per share to a consultant to the Company and/or his designees. The warrant was issued in consideration of services rendered to the Company by the consultant, and is exercisable for a term of one year from the date of issue.

ITEM 5.  OTHER INFORMATION

         Effective July 31, 2000, the Board of Directors approved the formation of an Advisory Board for the Company. Members will be selected for specific experience and talents which complement those of the Company's Officers and Board of Directors and will be appointed for a term of one year. Members of the Company's Advisory Board do not participate in decisions made by the Board of Directors or any of the Company's officers, but render consulting advice to the Board and the officers on strategic planning and other related matters based upon their individual areas of expertise.

         Each member of the Advisory Board will receive an option to purchase 10,000 shares of the Company's Common Stock upon their appointment and an option to purchase an additional 10,000 shares of Common Stock for their services in each subsequent year and will be reimbursed for any out-of-pocket expenses incurred in connection with serving on the Advisory Board. The Advisory Board Members are expected to devote not more than ten to fifteen days per year to the affairs of the Company, and in the event that a member devotes additional time to the affairs of the Company at the Company's request, the Company will compensate such member at a per diem rate or by the grant of additional options to purchase shares in such amount as is mutually agreed to by the Company and such member.

         The current members of the Advisory Board are William Partanen, President of BG Technologies USA, Inc. and Albert Dowden, the recently retired President of Volvo North America. They were both appointed in July, 2000.

         In August 2000, the Company entered into a non-exclusive manufacturing licensing agreement (the "Licensing Agreement") with Rotary Power Enterprise, Inc. ("RPE"), whereby the Company agreed to license to RPE the technology, know-how and technical information required for RPE to manufacture the

Company's carbureted natural gas fueled Series 580 rotary engines ("Series 580 Engines"). In consideration of the license, the Company will receive a royalty equal to five percent (5%) of the net sales price of each Series 580 engine sold by RPE. The Licensing Agreement remains in effect unless and until an event of default occurs thereunder and the Licensing Agreement is terminated by either party in accordance with its terms. As a result of the execution of the Licensing Agreement, the existing Engine Distributor Agreements between the Company and RPE, which originally granted exclusive rights to RPE to distribute the Series 580 Engines in certain specified markets, were amended to provide that those rights are now non-exclusive.

         In September 2000, the Company executed a letter of intent with West-Con Drilling Supplies Ltd. ("WDS") pursuant to which WDS has indicated its intent to purchase one production prototype 2 Rotor Series 580 Engine generator set (the "Generator Set") from the Company for a purchase price of $75,000. Under the terms of the letter of intent, the delivery of the prototype Generator Set is anticipated to occur on or about August 1, 2001, and, after the delivery and successful demonstration of the prototype Generator Set, WDS has indicated its interest in purchasing twenty-five to fifty additional Generator Sets over the subsequent twenty-four to thirty months at an estimated aggregate purchase price of $2,750,000 to $5,500,000; subject to WDS successfully obtaining the financing necessary to purchase the Generator Sets. The consummation of the transactions contemplated by the terms of the letter of intent is subject to the negotiation and execution of a definitive agreement between the Company and WDS and there can be no assurance that such a definitive agreement will be entered into.

         In September 2000, the Company also signed a letter of intent with Safe Boats International, LLC ("SBI"), pursuant to which SBI has indicated its intent to purchase three production prototype 2 Rotor Series 70 diesel fueled rotary engines (the "Diesel Engines"), from the Company for the purpose of installing the Diesel Engines into SBI's boats. Under the terms of the letter of intent, the Company will supply the first Diesel Engine at no cost to SBI and the aggregate purchase price for the two subsequent engines will be $30,000. The anticipated delivery date for the first Diesel Engine is on or about May 1, 2001, and the two subsequent Diesel Engines are anticipated to be delivered in June and July, 2001. Subject to the successful delivery by the Company of the three Diesel Engines and SBI's satisfaction with their performance, SBI intends to purchase 75 to 150 additional Diesel Engines from the Company over the subsequent twelve to twenty-four months at an estimated aggregate purchase price of $1,500,000 to $3,000,000. The consummation of the transactions contemplated by the terms of the letter of intent is subject to the negotiation and execution of a definitive agreement between the Company and SBI and there can be no assurance that such a definitive agreement will be entered into.

         On October 6, 2000, the Company authorized its legal counsel to prepare the necessary legal documentation which will permit the Company to make an offer to the holders of its outstanding 10.412% Bonds due December 15, 2007 (the "Bonds") to exchange each $2.00 of principal of and accrued interest on the Bonds for one share of the Company's Common Stock. Under the terms of the exchange offer, the Bondholders will not be permitted to sell or transfer the shares of Common Stock received in the exchange offer for a period of two years after the closing of the exchange offer without the prior written consent of the Company.

         In connection with the exchange offer, the Company will also be soliciting consents from the holders of a majority of the outstanding principal amount of the Bonds to amendments to the Bond indenture which will eliminate the security interest of the Bondholders in any inventory and equipment acquired by the Company after the closing date of the exchange offer and also eliminate the Company's requirement to deposit an amount equal to 50% of the principal of and accrued interest on the Bonds with the Bond trustee by no later than December 31, 2000. The exchange offer is subject to completion of appropriate offering documentation complying with applicable securities laws. The Company anticipates that the offering documents will be sent to Bondholders by mid-November, 2000 and that the offer will remain open until at least December 14, 2000.

         In October, 2000, the Company executed a letter of intent with Road Runner Equipment Repair ("RRE") pursuant to which RRE has indicated its intent to purchase one production prototype 1007R rotary engine drive system (the "Engine Drive System") from the Company at a purchase price of $12,000. Under the terms of the letter of intent, the Company will assemble and test the prototype Engine Drive System prior to delivering the prototype to RRE on or about June 1, 2001. The Engine Drive System will be used by RRE for the purpose of supplying power to RRE's hydraulic pumps. Subject to the successful delivery and demonstration of the prototype Engine Drive System, RRE intends to purchase twenty-five to fifty additional Engine Drive Systems from the Company over the subsequent eighteen to twenty-four months at an estimated aggregate purchase price of $300,000 to $600,000. The consummation of the transactions contemplated by the terms of the letter of intent is subject to the negotiation and execution of a definitive agreement between the Company and RRE and there can be no assurance that such a definitive agreement will be entered into.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    EXHIBITS TO 10-QSB

                  11 Computations of Earnings (Loss) Per Common Share for the Nine Months Ended September 30, 2000 and 1999

                  27     Financial Data Schedule

           (b)    REPORTS ON FORM 8-K

                  Current Report on Form 8-K relating to the results of the annual shareholders' meeting filed with the Securities and Exchange Commission on July 13, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          ROTARY POWER INTERNATIONAL, INC.


                                          /s/ DOUGLAS DREW
                                          -------------------------------------
                                          Douglas Drew
                                          Vice President, Finance and Director
                                          (Principal Financial Officer and
                                          Duly Authorized Executive Officer)


Dated:  November 14, 2000