Form 10KSB
period 2000-12-31
ROTARY POWER INTERNATIONAL INC
filed 2001-03-30
CIK 914539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to _______

                         Commission File Number: 1-12756

                        ROTARY POWER INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

                      DELAWARE                      13-3632860
           (State or Other Jurisdiction of       (I.R.S. Employer
           Incorporation or Organization)       Identification No.)

                   Post Office Box 128, Wood-Ridge, New Jersey
                    (Address of Principal Executive Offices)

                                   07075-0128
                                   (Zip Code)

                                 (973) 470-7000
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: common stock, par value $.01 per share

        Securities registered under Section 12(g) of the Exchange Act:   NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $25,200.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $9,877,650, which is based on the average of the bid and ask price of $.75 on March 28, 2001.

The number of shares of common stock outstanding as of March 30, 2001 was 15,635,200.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX

                                                                            Page

                                     PART I

Item 1.  Description of Business............................................  1

Item 2.  Description of Property............................................ 10

Item 3.  Legal Proceedings.................................................. 11

Item 4.  Submission of Matters to a Vote of Security Holders................ 11

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........... 11

Item 6.  Management's Discussion and Analysis or Plan of Operation.......... 14

Item 7.  Financial Statements............................................... 16

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure............................. 17

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................. 17

Item 10. Executive Compensation............................................. 18

Item 11. Security Ownership of Certain Beneficial Owners and Management..... 22

Item 12. Certain Relationships and Related Transactions..................... 23

                                    PART III

Item 13. Exhibits and Reports on Form 8-K................................... 23

Signatures.................................................................. 29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      Rotary Power International, Inc. (the "Company") is in the business of developing and manufacturing rotary engines for commercial use. The Company has two wholly-owned subsidiaries, Pegasus Technologies, Incorporated ("Pegasus") and E-Drive Systems Corporation ("E-Drive"). Pegasus was formed as a Canadian subsidiary to manufacture rotary engines for the Company in quantity. E-Drive is currently inactive. The Company intends to direct its product development and manufacturing to three commercial areas where the Company's products are believed to have intrinsic advantages over reciprocating engines: (i) marine propulsion and shipboard use; (ii) energy generation; and (iii) prime movers for rotating machinery, such as pumps and compressors. The characteristics of the Company's products, including their light weight, small size and ability to burn a variety of fuels, are a competitive advantage in each of these markets.

      The Company believes that the design of its engines provides advantages over other internal combustion engine designs. Rotary engines do not have reciprocating parts. The compact nature of the power train of a rotary engine results in a high power-to-weight ratio. Since a rotary engine does not require the use of conventional connecting rods between the rotors and the crankshaft, engine volume reduction is realized making the power density of the rotary engine superior to a conventional four-stroke reciprocating engine. The Company believes that its patented stratified charge rotary engine (the "SCORE(TM) engine") offers several advantages over reciprocating engines, such as multi-fuel capability, superior size and weight characteristics for a given power output, low vibration, greater reliability and design simplicity with a high commonality of parts and, in the natural gas-fueled version, lower emissions of oxides of nitrogen. The Company also believes that its SCORE(TM) engine can be manufactured and produced at a significantly lower cost than turbine engines and will operate with better fuel economy than turbine engines. The SCORE(TM)engine is also ideally configured to operate at high efficiency on heavy fuels, which includes diesel and jet fuel and their derivatives.

      In 1997, the Company began redirecting its efforts to focus mainly on the production of engines for commercial markets. The Company believes that its rotary engines can be successfully marketed to a wide variety of commercial, industrial and marine markets in commercial build quantities, after pilot production runs and selected field trials. Based upon tests conducted by the Company and independent testing companies, the Company believes that its rotary engines have demonstrated important benefits which will allow them to compete favorably with reciprocating diesel, gasoline and natural gas engines and turbines in chosen major market segments.

History and Recent Developments

      The Company, a Delaware corporation, was formed on October 23, 1991 for the purpose of purchasing substantially all of the assets and the business of the rotary engine division of John Deere Technologies International, Inc. ("JDTI"), which it completed on December 31, 1991. JDTI had purchased the rotary engine division from Curtiss-Wright Corporation ("Curtiss-Wright") in 1984. JDTI, a wholly-owned subsidiary of Deere and Company, was, at the time, the leading company in the United States in the development and production of prototype rotary engines. As a result of the acquisition from JDTI, the Company became the sole owner of all rotary engine assets of JDTI and Curtiss-Wright, including all the proprietary technology developed by both companies.

      The Company formed an Industrial Products Group within the Company in March of 1994 to develop and sell natural gas rotary engines in commercial and industrial markets. The Company executed a Development Agreement with Mazda North America ("MANA") of Flat Rock, Michigan and Mazda Motor

Corporation of Hiroshima, Japan on December 7, 1993 and developed a natural gas version of the Mazda rotary during the 1994 and 1995 calendar years designated as the Series 65 natural gas rotary engine. To further augment its commercial product thrust, the Company created a wholly-owned subsidiary called Rotary Power Marine, Inc. ("RPM") on July 26, 1995 to address the development of its engines for the commercial pleasure craft marine market. RPM purchased essentially all of the assets of Rotary Marine Industries of Sandpoint, Idaho on August 30, 1995.

      In December, 1996, the Company concluded an agreement with PowerCold Corporation ("PowerCold") whereby PowerCold invested $1,000,000 in the Company in exchange for 2,000,000 shares of the Company's Common Stock. Simultaneously, the Company and PowerCold signed a Plan and Agreement of Merger on March 21, 1997. This Plan and Agreement was never completed and was terminated in August, 1997. PowerCold remains a shareholder of the Company, holding 1,935,000 shares of the Company's Common Stock at December 31, 2000.

      In January, 1998, the Company's management formulated a plan to restructure the Company's product line, financial position and direction to become a volume manufacturer of commercial engines. Management directed the Company's efforts toward the settlement of overdue debts, the reduction of operating costs, the attraction of key customers willing to purchase rotary engines in advance of production, and the search for capital to finance ongoing operations and new plant capacity.

      In June, 1998, a portion of RPM's assets were sold by the Company consisting of RPM's name and logo, the Series 65 marine engines, parts, the supplier agreement with MANA for those engines as well as certain related production machinery, tooling and documentation. As a result of such transaction, the Company renamed RPM "E-Drive Systems Corporation."

      On July 2, 1998, the Company entered into an agreement with Rotary Power Enterprises, Inc. ("RPE"), a value-added reseller of natural gas refrigeration and power generation equipment, pursuant to which the Company sold its Series 65 natural gas rotary engine inventory, parts and intellectual property to RPE. In 1999, the Company also entered into two Engine Distributor Agreements with RPE, granting RPE the right to exclusively distribute the Series 580 natural gas rotary engines to commercial industrial markets worldwide. In August 2000, the Company entered into a non-exclusive manufacturing licensing agreement (the "Licensing Agreement") with RPE, whereby the Company agreed to license to RPE the technology, know-how and technical information required for RPE to manufacture the Company's Series 580 natural gas rotary engine. In consideration of the license, the Company will receive a royalty equal to five percent (5%) of the net sales price of each Series 580 engine manufactured and sold by RPE. The Licensing Agreement remains in effect unless and until an event of default occurs thereunder and the Licensing Agreement is terminated by either party in accordance with its terms. As a result of the execution of the Licensing Agreement, the existing Engine Distributor Agreements between the Company and RPE, which originally granted exclusive rights to RPE to distribute the Series 580 natural gas rotary engine in certain specified markets, were amended to provide that those rights are now non-exclusive, except with respect to certain RPE clients identified in the Engine Distributor Agreements.

      In October and November, 1999, the Company entered into several agreements with Londonderry Capital Structuring Limited ("Londonderry") of Toronto, Ontario, Canada, whereby Londonderry agreed to provide advisory and consulting services in connection with the financial structure, operations and management of the Company, including preparing a business plan and marketing strategy, and to assist in obtaining the financing needed to construct a new high volume engine production facility and sufficient capital to carry out the Company's business plan. These agreements include a consulting agreement, an investor-relations agreement, a facilitation fee agreement and a subscription agreement, whereby Londonderry agreed to purchase up to 3,000,000 shares of the Company's common stock at $.18 per share (the "Londonderry Subscription Agreement"). Under the terms of the consulting agreement, Londonderry advises the Company on financial, operational and managerial issues, including capital-raising and marketing strategies, in consideration of a monthly fee of $10,000. The consulting agreement, effective on November 1, 1999, is on a month-to-month basis, renewable automatically unless terminated by either party upon thirty (30) days written notice.

      Under the terms of the investor-relations agreement, Londonderry provides shareholder relationship services for the Company. The agreement is renewable upon the written consent of both parties. The agreement was renewed effective January 1, 2001 through December 31, 2001. The agreement requires the Company to pay Londonderry a monthly fee of $5,000 for these services. The Company may terminate the agreement at any time upon thirty (30) days written notice, except as otherwise set forth in the agreement.

      The Company also has a facilitation fee agreement with Londonderry (the "Facilitation Fee Agreement") pursuant to which Londonderry or its nominee is entitled to receive a facilitation fee equal to ten percent (10%) of the gross proceeds of any financing proposal funded through Londonderry or through Londonderry's efforts in arranging other investors to provide funding to the Company, except that the Company is not obligated to pay more than 10%, in the aggregate, to Londonderry and any parties involved in the funding. Londonderry is also entitled to receive a facilitation fee equal to 10% of the amount of any Company debt that Londonderry arranges to restructure to some form other than debt, including any satisfaction of debt through the issuance of the Company's shares of Common and/or Preferred Stock. Additionally, Londonderry or its nominee is entitled to receive a two percent (2%) facilitation fee on all other sources of funding for the Company, including loans, grants, and the exercise of options and warrants, as well as for any merger or acquisition that may occur, payable upon the closing of the transaction.

      On November 17, 1999, the Company formed its wholly-owned subsidiary, Pegasus, under the laws of New Brunswick, Canada, for the purpose of operating a manufacturing facility to be located in New Brunswick. The Company has been in discussion with representatives of the Province of New Brunswick concerning its possible participation in the financing of the New Brunswick facility.

      A succession in the management of the Company occurred in April, 2000. Ken Brody, the former President, Chief Executive Officer and Director, resigned from his positions and the Board of Directors appointed Conway Davis to the position of President and Chief Executive Officer. Mr. Davis also was appointed to the Board of Directors. Virgil Wenger was appointed to the position of Chairman of the Board of Directors in May, 2000. Upon the succession in management of the Company that occurred, the Board of Directors authorized the issuance of 1,000,000 shares of Common Stock at $.188 per share to the former President, Chief Executive Officer and Director as a compensation award in consideration of his management efforts from December 1997 through April 2000.

      In December, 2000, the Company made an offer to the holders of its outstanding 10.412% Bonds due December 15, 2007 (the "Bonds") to exchange each $2.00 of principal and accrued interest through January 31, 2001 on the Bonds for one share of the Company's Common Stock. The exchange offer closed on January 31, 2001 and the holders of 100% of the outstanding Bonds agreed to accept the Company's offer. At January 31, 2001, the principal of and accrued interest on the Bonds aggregated approximately $4,978,020 and the Company issued a total of 2,489,015 shares of its Common Stock as part of the exchange. The shares of Common Stock issued to the holders of the Bonds are "restricted securities" for purposes of the Securities Act and, under the terms of the exchange offer, the Bondholders will not be permitted to publicly offer or sell those the shares of Common Stock before January 31, 2003 without the prior written consent of the Company. Londonderry has waived its right to receive any facilitation fee in connection with this transaction.

      In December 2000, the Company also entered into a settlement agreement with certain assignees of Abejon Rotary Power Corporation ("Abejon"), a former customer of the Company. Under the terms of the settlement agreement, the Company made a cash payment to such assignees in the amount of $25,000 and agreed to issue a promissory note in the principal amount of $75,000 to such assignees which bears interest at the rate of 8% per annum and is due on August 31, 2001. In addition, the Company also issued 200,000 shares of its Common Stock to such assignees of Abejon, which shares are "restricted securities" for purposes of the

Securities Act of 1933. In exchange for such consideration, the assignees of Abejon agreed to release any and all claims that Abejon or such assignees have or may have in connection with the $500,000 outstanding engine purchase deposit that Abejon paid to the Company and a 580 Series rotary engine purchased by Abejon. The Company paid Londonderry a $40,000 facilitation fee in connection with this transaction, as required by the terms of the Facilitation Fee Agreement.

      The Company entered into an agreement, effective January 31, 2001 (the "Deviation Agreement") with JDTI which revises the payment obligations of the Company to JDTI set forth under the terms of the Purchase Agreement, dated November 15, 1991, as amended (the "Original Purchase Agreement"), pursuant to which the Company acquired all of the assets and business of the rotary engine division of JDTI. Under the terms of the Original Purchase Agreement, the Company had a remaining obligation to make certain deferred acquisition payments (minimum royalties) through the year 2006 in an aggregate amount of $4,725,000. As a result of the Deviation Agreement, the Company is now obligated to make a cash payment of $100,000 to JDTI on January 31, 2001 and additional cash payments of $100,000 and $150,000 in June and November of 2001, respectively. The Company is also required to make royalty payments to JDTI based upon sales of its engines in the amount of 3% of the sales price of each engine sold prior to February 1, 2006, 2.5% of the sales price of each engine sold prior to February 1, 2011, and 2% of the sales price of each engine sold prior to February 1, 2016. In exchange for the cash payments and the royalty payments, JDTI agreed to waive its right to receive the $4,725,000 of deferred payments required by the Original Purchase Agreement. If the Company fails to make any of the payments required by the Deviation Agreement, the Deviation Agreement becomes null and void and the obligation to make the deferred payments required by the Original Purchase Agreement is restored. Londonderry has waived its right to receive any facilitation fee from the Company in connection with this transaction.

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

      Curtiss-Wright also initiated work on the stratified charge rotary engine in the mid-1960s in order to provide the advantage of multi-fuel capability for use in military vehicles and aircraft. JDTI purchased the rotary engine division of Curtiss-Wright in 1984 and continued to develop stratified charge rotary engines, leading to a series of patents covering stratified charge technology, seal design, cooling systems and new longer life materials.

      The Company has continued to develop and improve the rotary engine's features, including the reduction in fuel consumption and emissions, the use of ceramics for increased durability, the use of high speed electronic fuel injection systems and controls, and increased power density.

      Description of the SCORE(TM)Engine

      The patented stratified charge combustion concept is used by the Company in its SCORE(TM)engines in order to improve the burning of the fuel in the elongated combustion chamber. In this process, there are two high-pressure injection nozzles. The pilot injector injects a small amount of fuel that is ignited by an electrically energized source. This creates a pilot flame which ignites a larger amount of fuel which is injected by the main injector into a stationary flame front as the rotor sweeps past it, creating a layered (stratified) charge. This dual injection system results in more complete combustion of the fuel, which in turn allows reduced emissions, better fuel economy and the engine's ability to run on a wide range of fuels which burn at different rates (omnivorous).

      The injection and ignition system of the SCORE(TM)engine allows the engine to operate using heavy fuels over a wide horsepower and speed range. The SCORE(TM) engine is configured to operate at high efficiency on heavy fuels, which include diesel fuel, jet fuel and their derivatives, as well as light bunker fuels. Diesel fuel is the fuel of choice for the commercial marine marketplace because of the safety of operation and desirability for insurance coverage.

Engine Products

      The Company is currently focusing its efforts on the production of the three different types of displacement rotary engines described below. The table below also includes the series disignation for each family, the displacement per rotor, the current and potential horsepower per rotor and the maximum potential horsepower of each family of the Company's rotary engines.


                       Displacement         Current        Potential Family
       Family           per Rotor       Horsepower/Rotor    Horsepower Range
       ------           ---------       ----------------    ----------------
                                                             (1-6 Rotors)

70 Series Liquid       0.67 liters          80-125              80-500
580 Series Liquid      5.8 liters           450-520            450-3000
580 Series Gaseous     5.8 liters           250                250-1500

      Modularity is one of the attributes of the rotary engine that does not exist with reciprocating engines. A given rotor and rotor housing configuration constitute a unit power module. In each module the rotor and rotor housing are identical. Engines from one-rotor up to six-rotors can be constructed either by stacking the modules or by coupling two-rotor engines into four and six-rotor versions.

      The latter is the preferred choice by the Company for all rotary engines exceeding two rotors. The power output is then equal to the power of the power module unit times the number of rotors or number of power module units. The addition of each module requires adding an intermediate housing to separate the rotor housings, to provide a bearing support and to accommodate cooling provisions and lengthening the crankshaft, or the coupling of two-rotor engines together. Accessory items, such as the starter and pumps, must be re-sized to accommodate the increased engine size, but, because of this modularity, the commonality of parts between different models of engines in the same family is greater than 90%, reducing manufacturing cost and spare parts inventory.

Research and Development Contracts

      The Company became a member of the Omni Team Consortium (the "Consortium") in November, 2000. The Consortium has been awarded a research and development contract from the Defense Advanced Research Projects Agency ("DARPA") for the development of unmanned ground combat vehicles. The

Company will receive a contract as a member of the Consortium to conduct preliminary design activities on the single rotor 70 Series diesel engine which will be incorporated into a weapons platform vehicle.

Industrial and Commercial Markets

      Set forth below is a description of the various marine, commercial and industrial markets to which the Company believes, working on its own or through manufacturers, distributors, and dealers, it can successfully sell its engines. There can be no assurance, however, that the Company will be able to sell its engines successfully into any of these markets.

      Marine Propulsion

      Recent successful hull designs, such as those utilized in high-speed fishing fleets and catamaran ferries, strongly favor lightweight, powerful engines. Additionally, a combination of environmental pressures are forcing redesign of many traditional engines, such as two-stroke diesels, outboards, ship engines and stationery generators. All of these developments over the past few years are favorable for the Company's products.

      The Company believes that its rotary engines in the 1000 to 3000 horsepower category, and multiples thereof, will be ideal for use in fast ferry boats and other commercial marine craft and yachts. The Company believes that the size, weight, smoothness of operation, acceleration and diesel fuel capability of its SCORE(TM)580 Series engines are preferable in the marine environment over reciprocating engines. Design analyses have shown that the weight advantage of SCORE(TM)engines results in higher speeds and payloads in boats using SCORE(TM)engines than in boats using reciprocating engines. The compact size advantage of the rotary engine also allows for smaller engine compartments, which significantly increases the useable space on board.

      At 250 HP for a two-rotor engine, the Series 70 engines are ideal for the marine pleasure craft market. A variety of safety and economy issues are moving buyers in the marine market toward engines that burn diesel fuel. Also, the size and weight advantages of the rotary engines become a material decision factor in the overall cost, space utilization and performance of a boat.

      Energy Generation

      The Company believes that there is a substantial demand for its products in the industrial power generation market, including its stationary, mobile and standby operations. Two major factors in the business environment also strongly favor the Company's products in the energy market, namely, the deregulation of power and the return by major refineries to the production of diesel fuels as opposed to gasoline. The latter trend comes in response to the world-wide environmental pressures that favor the use of diesel fuel. The Company's SCORE(TM) engine technology allows a single engine, unmodified, to run on either fuel, but to be more efficient when run on diesel fuel.

      Reserves of natural gas far exceed reserves of oil. The Company has developed its SCORE(TM)engines to run on gaseous fuels, including natural gas. These engines can satisfy a large market for electricity peak-shaving in buildings, shopping malls and supermarkets, as well as cold-storage facilities.

      Electricity supplied by large utilities remains scarce in developing nations and the Company's rotary engines would be favorable in these markets. Light weight, powerful engine driven generators which incorporate the Company's SCORE(TM)engines may be easily transported to remote locations and installed on rooftops where conventional units would require major structural reinforcement. The SCORE(TM)engine based generators can also run on any locally available fuel.

      The use of the Company's engines in electric generators provides other advantages. In other markets, especially where generators can be mortgaged as part of a long life asset, the cost of power generation with the

Company's products may be significantly less than the peak price per kilowatt, and owning a generator would allow greater flexibility when dealing with power contracts that stipulate minimum and maximum usage. The deregulation of power provides an opportunity to sell excess power back to the utility grid, which encourages users to install larger private generators than would be required for peak shaving alone.

      Electricity generation is also a significant portion of wellhead costs for petroleum production. The natural gas version of the Series 580 engine is a competitive product in this market as well as markets for the transportation and compression of natural gas in pipelines.

      The ability of the Company's gaseous fueled series engines to run on producer gas or biogas, or gas generated by fermentation or heat decomposition of waste products ranging from rice hulls to cow manure, has attracted a high amount of interest. The Company is currently involved in a joint venture with BG Technologies, Inc., a producer of gasifiers for the agricultural industry, to demonstrate the rotary engine's ability to burn producer gases of varying thermal content.

      In 1992, the Company initiated a natural gas development program which continued development originally started through funding from the Gas Research Institute. The Company's natural gas development program on its 580 Series engines is intended to lead to the production of low emission rotary engines suitable for use in areas with stringent air quality regulations. Due to its unique geometry, the rotary engine is able to operate at a very lean fuel to air ratio compared to reciprocating engines. This ratio results in relatively low emissions of oxides of nitrogen. As a result of an internal development program at the Company, a 580 Series prototype engine operating on natural gas has demonstrated emissions of oxides of nitrogen of less than 1.0 gram per horsepower hour which is substantially less than the 4.0 gram limit specified in 1998 by the California Air Resources Board for heavy-duty vehicles of greater than 14,000 pounds.

      Military Markets

      The Company has also looked into the potential military application of the Company's SCORE(TM)engines. There are some military uses for engine/propulsion systems requiring the power density and multi-fuel capability advantages of the Company's SCORE(TM)engines. These opportunities may be addressed by the Company following successful commercial market introduction and production of the 580 and/or 70 Series engines. There are no assurances that any military prototype and production orders will be received by the Company.

Regulation

      Product Regulation - Government

      The Company's products are regulated by various federal, state and local energy and environmental laws and regulations. All of these laws and regulations are subject to revocation or amendment, and the Company cannot predict what effect revocation or amendment may have on the Company's sales, business or operations.

      The 580 Series natural gas engine development is subject to various provisions of the federal Clean Air Act as well as energy and environmental legislation enacted at state and local levels.

      Federal regulatory standards have been imposed only in connection with on-highway (i.e., truck and bus) vehicles. Additionally, the United States Environmental Protection Agency, in accordance with the 1990 amendments to the Clean Air Act, has proposed regulations for engines in non-road equipment and vehicles of 50 horsepower or higher, including agricultural and construction vehicles. Initial regulations for marine engines were implemented in 2001 but only apply to outboards and personal watercraft. Emission regulations on inboard, inboard/outboard and stern drives are not expected before 2005. Proposed regulations, however, require reduced NOx emissions, which favors the Company's SCORE(TM)engines.

      The generators, chillers and co-generation products for which the Company will be supplying engines also must comply with federal, state and local environmental laws and regulations. Regulation of such products is conducted primarily at the state and local levels and standards can vary from state to state and locally. The Company believes that its natural gas engines comply with all applicable federal and state environmental standards, but the Company cannot predict whether its products will continue to comply with any new environmental standards in the future or that new or modified environmental laws relating to the Company's business will not have a material adverse effect on the Company's business or operations.

      Natural gas is one of the many alternative fuels addressed by new laws and regulations. Others include methanol, ethanol, liquefied petroleum gas, hydrogen and reformulated gasoline. Although the Company believes that natural gas will become a preferred alternative fuel, there can be no assurance of this or that existing and future laws or regulations or their enforcement will create material long-term demand for natural gas fueled engines.

      Environmental Regulation

      The Company believes that it operates its facility in compliance with all applicable federal, New Jersey, and local environmental laws and regulations. Provisions in the Company's lease with Curtiss-Wright hold the Company harmless from fines, suits, procedures, claims and/or actions associated with environmental hazards or clean-ups arising from or resulting from prior or subsequent use of the premises by Curtiss-Wright or others for whom the Company is not responsible.

      The discharge of pollutants into the waters of the State of New Jersey is controlled and restricted by the New Jersey Department of Environmental Protection ("NJDEP") in accordance with applicable laws and regulations. The Company uses clean, non-contact water in a closed loop system for cooling engines and test equipment. The cooling water is analyzed and treated monthly. Discharge is for emergency only. Since the Company has never discharged water during its operation, the NJDEP determined that as of March 21, 1995, the Company is no longer required to submit monthly discharge monitor reports.

      Outdoor noise levels resulting from operations are in accordance with the town of Wood-Ridge Ordinance.

      The Company had no underground storage tanks at December 31, 2000. Short term fuel and fuel oil storage is contained in above ground tanks surrounded by containment walls. The Company has a Spill Prevention Control and Countermeasures Plan, as required by federal regulations.

      The Company has on file with the NJDEP a Notification of Hazardous Waste Activity in compliance with the Resource Conservation and Recovery Act. On an occurrence basis, transportation and disposal of hazardous waste is handled for the Company by Safety Kleen Corporation in accordance with applicable federal and State of New Jersey regulations. The Company maintains a transport manifest of all hazardous waste removal from the facility. The Company did not generate any hazardous waste from its operations during the fiscal year ended December 31, 2000.

Manufacturing and Assembly

      The Company had sufficient capital equipment and manufacturing space available to support its operations at December 31, 2000, and adequate capacity to manufacture and test prototypes and limited production quantities of the Series 70 SCORE(TM), Series 580 SCORE(TM) and Series 580 natural gas rotary engines, and to assemble and test engine-generator units based on these engines.

      The Company purchases most of the components used in its rotary engines from vendors and completely assembles each engine at its facility in New Jersey. The Company believes that virtually all of the parts necessary to manufacture its engine, such as rotors, crankshafts, castings, and forgings, are available from a variety of vendors in the United States and Canada.

Sales & Service

      The primary task of an engine manufacturer is to produce high quality engines in quantity at a marketable price, with good availability and a high standard of service. The Company's sales and service policies are directed toward these ends. The Company is currently producing engines on a limited basis to supply customers that want to test the engines in their specific commercial application prior to placing a larger order. At December 31, 2000, the Company had letters of intent with three customers in the marine, electrical generation and industrial market segments to produce twelve engines.

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

      In September 2000, the Company also signed a letter of intent with Safe Boats International, LLC ("SBI"), pursuant to which SBI has indicated its intent to purchase three production prototype 2 Rotor Series 70 diesel fueled rotary engines (the "Diesel Engines") from the Company for the purpose of installing the Diesel Engines into SBI's boats. Under the terms of the letter of intent, the Company will supply the first Diesel Engine at no cost to SBI and the aggregate purchase price for the two subsequent engines will be $30,000. The anticipated delivery date for the first Diesel Engine is on or about May 1, 2001, and the two subsequent Diesel Engines are anticipated to be delivered in June and July, 2001. Subject to the successful delivery by the Company of the three Diesel Engines and SBI's satisfaction with their performance, SBI intends to purchase 75 to 150 additional Diesel Engines from the Company over the subsequent twelve to twenty-four months at an estimated aggregate purchase price of $1,500,000 to $3,000,000. The consummation of the transactions contemplated by the terms of the letter of intent is subject to the negotiation and execution of a definitive agreement between the Company and SBI and there can be no assurance that such a definitive agreement will be entered into.

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

Intellectual Property

      The Company owns approximately eighteen (18) patents covering the design, materials and manufacture of its rotary engine. The Company has reviewed its patent portfolio and has determined that such patents have de minimus value and that the expiration, termination or invalidity of such patents would not materially affect the Company's business.

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

      The Company also may face competition from entities developing small turbines and small fuel cells for industrial sale. These companies may have substantially greater resources for research, development and manufacturing than the Company. Even though the Company has developed and patented its rotary engine technology, its competitors may succeed in developing technologies and products that are more effective or commercially acceptable than those developed by the Company. In the given markets in which the Company intends to sell, however, there are currently no competitive products with the weight, size, vibration or fuel range advantages of the Company's rotary engine.

Employees

      At the present time, the Company's personnel is contracted through Compensation Solutions, Inc. ("CSI"). CSI is able to provide insurance and benefits to the Company's personnel at a very competitive cost. The Company's personnel consists of eight individuals, two of which are full-time. One individual performs administrative tasks for the Company and the remaining seven individuals conduct the Company's technical and assembly operations.

      At December 31, 2000, none of the Company's personnel was represented by a labor union and the Company considers relations with its personnel to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Property

      The Company leases approximately 18,600 square feet of manufacturing and test cell space from Curtiss-Wright on a month-to-month basis at a cost of $7,040 per month. In addition, the Company leases 2,000 square feet of office space on a month-to-month basis at a monthly rent of $1,315.

      In accordance with a previous settlement between the Company and Curtiss-Wright for payments owing from lease of space previously occupied by the Company, the Company issued a 4% promissory note to Curtiss-Wright for $400,000 due January 1, 2003. As part of the tax credit sales transaction between the Company and Curtiss-Wright in 1999, the Company paid $50,000 of the outstanding $400,000 note due Curtiss-Wright, leaving a balance on the principal amount of the note of $350,000 due on January 1, 2003, and bearing interest at 4% per annum.

ITEM 3. LEGAL PROCEEDINGS

      At December 31, 2000, the Company was not a party to, and the Company's property was not the subject of, any material pending legal proceedings, nor, to the Company's knowledge, was any material legal proceeding threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the shareholders of the Company for a vote during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock ("Common Stock"), par value $.01, has been publicly traded since February 9, 1994. The Common Stock traded in the over-the-counter market on the National Association of Securities Automated Quotation System (NASDAQ) Small Cap under the symbol RPII and on the Pacific Stock Exchange ("PSE") under the symbol RPX until December 14, 1996, in the case of NASDAQ, and December 4, 1996, in the case of the PSE. The Common Stock of the Company was delisted from NASDAQ on December 19, 1996 and was suspended from the PSE on December 4, 1996. Since December 19, 1996, the Company's Common Stock has been quoted on the Over-The-Counter Bulletin Board ("OTC Bulletin Board"). On July 23, 1998, the trading symbol for the Common Stock changed to "RPIN."

      The following table sets forth the range of high and low bid prices for the Common Stock on the OTC Bulletin Board for the fiscal quarters indicated. All over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                             Common Stock
                                             ------------
                                            High        Low
                                            ----        ---

         Fiscal Year Ended 12/31/99
            First Quarter                 $ .266       $.094
            Second Quarter                   .45        .375
            Third Quarter                    .125       .094
            Fourth Quarter                  1.25        .109

                                             Common Stock
                                             ------------
                                            High        Low
                                            ----        ---

         Fiscal Year Ended 12/31/00
            First Quarter                 $ 1.00       $.187
            Second Quarter                   .906       .25
            Third Quarter                   1.125       .40
            Fourth Quarter                  1.03        .375

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

      On March 30, 2001, there were approximately 215 holders of record of the Company's Common Stock.

      During 2000, the Company sold 3,000,000 of the Company's shares of Common Stock at $0.18 per share to Londonderry and certain third-party assignees of Londonderry pursuant to the Londonderry Subscription Agreement. The Company received gross proceeds of $540,000 from such sales and paid approximately $54,000 to Londonderry as a facilitation fee, thereby resulting in net proceeds to the Company of approximately $486,000. The shares of Common Stock issued pursuant to the Subscription Agreement were not registered under the Securities Act of 1933, as amended (the "Securities Act") and are "restricted securities" for purposes of the Securities Act. Such shares were offered and sold by the Company pursuant to the exemption from the registration requirements provided by
Section 4(2) of the Securities Act.

      In July, 2000, the Company issued a warrant to Londonderry (the "Londonderry Warrant") which permits Londonderry to purchase up to 1,500,000 shares of Common Stock at a price of $0.25 per share. The Londonderry Warrant is exercisable through July 12, 2002. The Londonderry Warrant was issued in consideration for services rendered in connection with the renegotiation of certain contractual obligations of the Company. As of December 31, 2000, Londonderry had assigned its rights to purchase 1,000,000 shares of Common Stock underlying the Londonderry Warrant to various third-party assignees who purchased such shares from the Company at a price of $0.25 per share. The Company received gross proceeds of $250,000 from the sale of these shares underlying the Londonderry Warrant and paid approximately $25,000 to Londonderry as a facilitation fee, thereby resulting in net proceeds to the Company of approximately $225,000. The issuance of the Londonderry Warrant and the issuance and sale of the shares of Common Stock underlying the Londonderry Warrant were not registered under the Securities Act and the Londonderry Warrant and such shares are "restricted securities" for purposes of the Securities Act. The Londonderry Warrant and the shares of Common Stock issued pursuant to the exercise of the Londonderry Warrant were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

      In March, 2001, Londonderry agreed to effectively reimburse the Company for all or a portion of the amount of the facilitation fees which it received in connection with the funding provided to the Company through the Londonderry Subscription Agreement and the Londonderry Warrant.

      During the fourth quarter of 2000 and in the first quarter of 2001, the Company sold an aggregate of 640,000 shares of its Common Stock at a price of $.50 per share in a private placement offering to thirteen investors. The Company received gross proceeds of $320,000 from these sales and paid $64,000 to the Company's placement agent in the offering, thereby resulting in net proceeds to the Company of $256,000. The shares of Common Stock issued in this offering were not registered under the Securities Act and are "restricted securities" for purposes of the Securities Act. Such shares were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

      In December, 2000, the Company made an offer to the holders of its outstanding 10.412% Bonds due December 15, 2007 to exchange each $2.00 of principal and accrued interest through January 31, 2001 on the

Bonds for one share of the Company's Common Stock. The exchange offer closed on January 31, 2001 and the holders of 100% of the outstanding Bonds agreed to accept the Company's offer. At January 31, 2001, the principal of and accrued interest on the Bonds aggregated approximately $4,978,020 and the Company issued a total of 2,489,015 shares of Common Stock as part of the exchange. The shares of Common Stock issued to the holders of the Bonds were not registered under the Securities Act and are "restricted securities" for purposes of the Securities Act. In addition, under the terms of the exchange offer, the Bondholders will not be permitted to publicly offer or sell those the shares of Common Stock before January 31, 2003 without the prior written consent of the Company. This exchange offer was conducted by the Company pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

      In December, 2000, the Company entered into a settlement agreement with certain assignees of Abejon, a former customer of the Company. Under the terms of the settlement agreement, the Company issued 200,000 shares of its Common Stock to such assignees of Abejon in consideration of the release of certain obligations of the Company to Abejon. The shares of Common Stock issued to the assignees of Abejon were not registered under the Securities Act and are "restricted securities" for purposes of the Securities Act. These shares of Common Stock were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

      In January, 2001, the Company issued two warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $.25 per share to two individuals in consideration of services rendered to the Company. The warrants are exercisable through January 24, 2002. The warrants and the shares underlying the warrants were not registered under the Securities Act and are "restricted securities" for purposes of the Securities Act. These warrants were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

      On January 25, 2001, the Company sold 291,668 shares of Common Stock to three individuals at a price of $.60 per share. In addition, these individuals received warrants to purchase an aggregate of 145,834 shares of Common Stock at an exercise price of $1.20 per share. The warrants expire on January 25, 2003. The Company received gross proceeds of $175,000.80 from the sale of these shares and warrants and paid $17,500 to Londonderry as a facilitation fee, thereby resulting in net proceeds to the Company of $157,500.80. The shares and warrants issued in this offering were not registered under the Securities Act and are "restricted securities" for purposes of the Securities Act. The shares and warrants were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

      In March, 2001, the Company sold 550,831 units (the "Units") at a price of $1.20 per Unit in a private placement offering to fourteen investors. Each Unit consisted of two shares of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price of $1.20. Each warrant expires two years from the date of its issuance. The Company received gross proceeds of $660,997.20 from the sale of the Units and paid $66,099.72 to the Company's placement agent in the offering, thereby resulting in net proceeds to the Company of $594,897.48. The shares of Common Stock and the warrants comprising the Units were not registered under the Securities Act and are "restricted securities" for purposes of the Securities Act. The Units were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Twelve Months Ended December 31, 2000 vs. Twelve Months Ended December 31, 1999

      Fiscal year 2000 was a year of continued efforts to restructure the Company. The Company made substantial progress to reduce the Company's liabilities through debt settlements aggregating approximately $9,800,000. During the last quarter of the year, the Company settled its obligation to Abejon. Under the terms of the settlement, the Company made a cash payment of $25,000, issued a note payable of $75,000 and issued 200,000 shares of Common Stock to certain assignees of Abejon.

      The Company also effectuated two other debt reducing transactions, including the exchange of shares for its outstanding Bonds and the execution of the Deviation Agreement with JDTI. These two transactions were negotiated during fiscal year 2000 although the closing of both transactions was not effected until January, 2001.

      During fiscal year 2000, the Company commenced the production of a limited number of engines for testing by several potential customers who, upon satisfaction with the test results, will, as provided for in existing letters of intent, enter into definitive agreements to place orders for a substantial amount of the Company's productive capacity.

      During fiscal years 1999 and 2000, the Company generated revenue solely from the sale of inventory. During fiscal year 2000, the Company's revenues decreased 62%, or $40,407, to $25,200 as compared to revenues of $65,607 for fiscal year 1999. In fiscal year 2000, the Company also received proceeds of $267,721 from the sale of New Jersey net operating losses and net proceeds of $859,000 from the sale of Common Stock and warrants.

      Cost of revenues to the Company, which includes amortization, depreciation and direct costs, was $138,870, a reduction of $490,355, or 78%, from $629,225 for the previous year, reflecting largely the reduced depreciation charged in fiscal year 2000.

      General and administrative costs increased $1,236,020, reflecting increased personnel costs in both the areas of administration and engine production. Additionally, the debt restructuring and financing activities resulted in an increase in legal and accounting expenses. Accordingly, the loss from operations increased $823,693, or 103%, from $845,592 in fiscal year 1999 to $1,669,285 in fiscal year 2000.

      Interest expense on the Company's long-term debts and notes payable increased $98,078 to $786,011, or 14%, from $687,933 in fiscal year 1999. Such increase reflects adjustments in the method of booking the interest expense on the long-term debt.

      Other income increased $211,267 from $59,298 in fiscal year 1999, reflecting largely an adjustment for accrued expenses of $693,047 and the reduction in the carrying value of patents from $431,065 to $1.00.

      The tax impact of the aforementioned debt restructuring transactions and all asset categories were reviewed by management during fiscal year 2000 and, where appropriate, management made adjustments in the carried values.

      The net loss of $2,184,230 represents an increase of $1,805,904 over the net loss of $378,326 for the fiscal year 1999.

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

Liquidity and Capital Resources

      The Company's current monthly operating cash expenditures of approximately $100,000, together with expenditures for the costs associated with its engine building operations, are being financed from the proceeds from the Company's private equity offerings of Common Stock and/or warrants.

      During the fiscal year ended December 31, 2000, the Company received $859,000, net of any payment of facilitation or placement fees, from the sale of shares of Common Stock and/or warrants and the exercise of certain warrants. Additionally, in the last quarter of 2000, the Company received $267,721 from the sale of $318,715 of tax credits allocated by the State of New Jersey under its Technology Transfer Tax Program.

"Safe Harbor" Statement

      This filing contains forward-looking statements. The words "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

ITEM 7. FINANCIAL STATEMENTS

Independent Auditors' Report.......................................  F-1

Consolidated Balance Sheets - December 31, 2000 and 1999...........  F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2000 and 1999.........................................  F-3

Consolidated Statements of Changes in Stockholders' Equity
(Deficiency) for the Years Ended December 31, 2000 and 1999........  F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2000 and 1999...................................  F-5

Notes to Consolidated Financial Statements.........................  F-6 - F-14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Rotary Power International, Inc.

We have audited the accompanying consolidated balance sheets of Rotary Power International, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotary Power International, Inc. and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


/s/ Demetrius & Company, L.L.C.
DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 15, 2001

               ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                                       2000            1999
                                                                                   ------------    ------------
                                                  ASSETS
Current assets:
       Cash                                                                        $     24,075    $     53,295
       Accounts receivable                                                               18,790          71,608
       Income taxes recoverable                                                         357,811         625,532
       Other receivables                                                                 30,000          30,000
       Inventories                                                                      671,875         674,576
                                                                                   ------------    ------------

              Total Current Assets                                                    1,102,551       1,455,011

      Fixed assets                                                                       17,627              --
      Patents                                                                                 1         492,649
      Other assets                                                                      189,730         266,467
                                                                                   ------------    ------------

                                                                                   $  1,309,909    $  2,214,127
                                                                                   ============    ============

                                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

      Current liabilities:
       Accounts payable                                                            $    207,297    $    140,543
       Accrued liabilities                                                              288,376         749,760
       Other current liabilities                                                         75,000         500,000
       Deferred acquistion obligation - current                                       2,225,000       1,725,000
                                                                                   ------------    ------------

              Total Current Liabilities                                               2,795,673       3,115,303

      Long-term liabilities:
       Deferred acquisition obligation                                                1,946,055       2,179,309
       Long-term debt                                                                 4,914,060       4,412,885
       Note Payable                                                                     350,000         350,000
                                                                                   ------------    ------------

              Total Liabilities                                                      10,005,788      10,057,497
                                                                                   ============    ============

      Commitments and contingencies

      Shareholders' deficiency:
       Preferred stock, 5,000,000 par value $.01 shares authorized;
        50,000 for 2000 and 225,000 for 1999 shares issued and outstanding                  500           2,250
       Common stock, par value $.01; 100,000,000 shares authorized;
        11,482,855 for 2000 and 6,212,855 for 1999 shares issued and outstanding        114,829          62,129
       Subscriptions receivable                                                         (19,185)             --
       Paid-in capital                                                               12,985,613      11,685,657
       Accumulated deficit                                                          (21,777,636)    (19,593,406)
                                                                                   ------------    ------------

              Total Shareholders' Deficiency                                         (8,695,879)     (7,843,370)
                                                                                   ------------    ------------

                                                                                   $  1,309,909    $  2,214,127
                                                                                   ============    ============

         The accompanying notes are an integral part of the statements.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                  2000           1999
                                                               -----------    -----------
Revenues                                                       $    25,200    $    65,607
                                                               -----------    -----------
Costs and expenses:
 Cost of revenues                                                  138,870        629,225
 General and administrative                                      1,517,994        281,974
 Research and development                                           37,621             --
                                                               -----------    -----------

        Total Cost and Expenses                                  1,694,485        911,199
                                                               -----------    -----------

        Loss From Operations                                    (1,669,285)      (845,592)
                                                               -----------    -----------

Other income (expense):
 Interest expense                                                 (786,011)      (687,933)
 Other, net including impairment loss of patents of $431,065       271,066         59,798
                                                               -----------    -----------

        Total Other Expense                                       (514,945)      (628,135)
                                                               -----------    -----------

        Loss before Credit for Taxes                            (2,184,230)    (1,473,727)

Credit for state taxes - sale of net operating losses                   --     (1,095,401)
                                                               -----------    -----------

        Net Loss                                               $(2,184,230)   $  (378,326)
                                                               ===========    ===========

Net loss per common share -basic and diluted:                  $     (0.25)   $     (0.06)
Weighted average common shares outstanding:                      8,620,955      6,179,522

         The accompanying notes are an integral part of the statements.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                   Series 3 Convertible
                                                     Preferred Stock              Common Stock
                                                  -----------------------    ------------------------    Subscriptions   Paid-In
                                                  Shares       Par Value      Shares      Par Value       Receivable     Capital
                                                  -------    ------------    ---------   ------------     -----------  ------------

Balance at December 31, 1998                      175,000        $  1,750    6,112,855      $  61,129                  $ 11,612,157

 Conversion of preferred stock to common stock    (25,000)           (250)     100,000          1,000                          (750)
 Issuance of preferred stock                       75,000             750           --             --                        74,250
 Net loss                                              --              --           --             --                            --
                                                  ---------------------------------------------------                  -------------

Balance at December 31, 1999                      225,000           2,250    6,212,855         62,129                    11,685,657

 Conversion of preferred stock to common stock   (175,000)         (1,750)     700,000          7,000                        (5,250)
 Issuance of common stock                              --              --    4,570,000         45,700      $(19,185)      1,305,206
 Net loss                                              --              --           --             --            --              --
                                                  ----------------------------------------------------------------------------------

Balance at December 31, 2000                       50,000        $    500   11,482,855      $ 114,829      $(19,185)   $ 12,985,613
                                                  ==================================================================================

                                                                 Shareholders'
                                                  Accumulated       Equity
                                                     Deficit      (Deficiency)
                                                  ------------    ------------

Balance at December 31, 1998                      $(19,215,080)   $ (7,540,044)

 Conversion of preferred stock to common stock              --              --
 Issuance of preferred stock                                --          75,000
 Net loss                                             (378,326)       (378,326)
                                                  ----------------------------

Balance at December 31, 1999                       (19,593,406)     (7,843,370)

 Conversion of preferred stock to common stock              --              --
 Issuance of common stock                                   --       1,331,721
 Net loss                                           (2,184,230)     (2,184,230)
                                                  ----------------------------

Balance at December 31, 2000                      $(21,777,636)   $ (8,695,879)
                                                  ============================

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                        2000           1999
                                                                     -----------    -----------
Cash flows from operating activities:
Net loss                                                             $(2,184,230)   $  (378,326)
Adjustments to reconcile to net cash used in operating activities:
 Depreciation                                                                 --        376,301
 Amortization                                                             84,984         61,584
 Interest, net                                                           767,921        663,706
 Reduction in sale of net operating loss for rent expense                     --        (50,000)
 (Gain) loss on disposals of fixed assets                                     --         21,136
 Loss on impairment of patents                                           431,064             --
 Research costs offset against accounts receivable                        37,621             --
 Adjusting the loss on a contract termination                           (693,047)            --
 Warrants issued for services                                             60,000             --
 Changes in assets and liabilities:
  Accounts receivable                                                     14,167        (26,890)
  Income taxes recoverable                                               267,721       (625,532)
  Inventories                                                              2,701          7,322
  Other current assets                                                     1,030           (716)
  Other assets                                                            53,337         17,740
  Accounts payable                                                       283,795          2,540
  Accrued liabilities                                                    231,663       (116,955)
                                                                     -----------    -----------

        Net Cash Used in Operating Activities                           (641,273)       (48,090)
                                                                     -----------    -----------

Cash flows from investing activities:
 Proceeds from the sale (purchases) of fixed assets                      (17,627)        25,900
                                                                     -----------    -----------

        Net Cash Provided by (Used in) Investing Activities              (17,627)        25,900
                                                                     -----------    -----------

Cash flows from financing activities:
 Payment on notes payable                                                (25,000)            --
 Issuance of common stock, net of financing fees of $84,094              654,680             --
 Issuance of preferred stock                                                  --         75,000
                                                                     -----------    -----------

        Net Cash Provided by Financing Activities                        629,680         75,000
                                                                     -----------    -----------

        Net Decrease in Cash                                             (29,220)        52,810

Cash at beginning of year                                                 53,295            485
                                                                     -----------    -----------

        Cash at End of Year                                          $    24,075    $    53,295
                                                                     ===========    ===========

Supplemental disclosures of cash flow information:
 Interest paid during the year                                       $    18,090    $    16,000
 Income taxes recovered during the year                                  267,721        469,869

See Note 17 for supplemental cash flow information

The accompanying notes are an integral part of the statements.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.    NATURE OF OPERATIONS

      Rotary Power International, Inc. ("RPI" or the "Company") and its wholly-owned subsidiaries, E-Drive Systems, Corp. ("E-Drive") and Pegasus Technologies Incorporated ("Pegasus") are engaged in the development and production of rotary engines capable of operating on a variety of liquid fuels and natural gases. The Company's objective is to penetrate the worldwide market for marine, recreational and commercial engines. The Company's efforts are focusing on natural gas rotary engines for commercial refrigeration, compressors, generators, and on diesel engines for the commercial and recreational marine market and for commercial generator sets.

      On November 17, 1999, the Company established a wholly-owned subsidiary, Pegasus, of New Brunswick, Canada, for the purpose of establishing a manufacturing facility. During the year E-Drive and Pegasus had no material transactions.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.    Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries E-Drive and Pegasus. All significant intercompany accounts and transactions have been eliminated.

      b.    Cash and Cash equivalents

            Cash and cash equivalents would consist of cash and highly liquid investments with an original maturities of three months or less.

      c.    Inventories

            Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

      d.    Fixed Assets

            Fixed assets are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the respective assets.

            When fixed assets are sold, no longer in use, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations for the period.

      e.    Revenue Recognition

            Revenues from the sales of engines are recognized when engines are shipped to the customer.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

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

      g.    Patents

            Patents are amortized on a straight-line basis over their useful lives, generally seventeen years. Management reviews annually the value of patents for any impairment of value.

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

      j.    Stock Based Compensation

            The Company has elected to follow APB Opinion No. 25, to account for its stock option plans. Under APB No. 25, when the exercise price of the stock option equals or exceeds the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

            The Company applies the provisions of SFAS No. 123, for non employee stock compensation. The estimated value is calculated using the Black-Scholes option-pricing model.

3.    RECLASSIFICATIONS

      Certain amounts appearing in the year 1999 financial statements have been reclassified to conform to the year 2000 financial statement classifications.

4.    PATENTS

      Amortization expense was $61,584 for each of the years ended December 31, 2000 and 1999. Accumulated amortization was $554,242 and $492,658 for the years ended December 31, 2000 and 1999, respectively. The Company has reviewed the future utilization value of the patents and has determined that the value of the patents is de minimus and therefore has adjusted the unamortized balance of $431,064 to a value of $1.00. (See Note 7).

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

5.    INVENTORIES

      Inventories at December 31, 2000 and 1999 consisted of the following:

                                             2000          1999
                                             ----          ----
         Parts                             $671,875      $674,575
                                           ========      ========

      At December 31, 2000, the Company's parts inventory has a cost basis of $1,238,915. The realizable value is estimated to be $671,875. While the ultimate realizable value may differ, management believes that any additional adjustment should not have a material impact on the Company's financial position.

6.    FIXED ASSETS

      Fixed assets at December 31, 2000 and 1999 consisted of the following:

                                    Useful Lives       2000            1999
                                    ------------       ----            ----
      Machinery and equipment             7       $2,719,008      $2,719,008
      Furniture and fixtures              7           27,080          27,080
      Office equipment                    7           46,305          46,305
      Computer equipment                  5           14,537         342,112
      Tooling                             3          181,689         156,689
      Demonstration equipment             3               --         261,663
      Construction in process             -               --          25,941
                                                   ---------      ----------
                                                   2,988,619       3,578,798

          Less accumulated depreciation            2,970,992       3,578,798
                                                  ----------      ----------
                                                  $   17,627      $       --
                                                  ==========      ===========

7.    IMPAIRMENT OF LONG LIVED ASSETS

      Long lived assets consist of intangible assets and certain capital assets. The carrying value of these assets is regularly reviewed to verify that they are valued properly. If the facts and circumstances suggest that the value has been impaired, the carrying value of the assets will be reduced appropriately. The Company has identified such impairment losses for its patents and adjusted their value to $1.00. (See Note 4).

8.    DEFERRED ACQUISITION OBLIGATION

      Pursuant to the acquisition of certain assets from Deere and Company at the Company's inception in 1991, a deferred acquisition obligation was incurred, which as of December 31, 2000 and 1999 is payable to the seller as follows:

                                                 2000            1999
                                              -----------     -----------
      $150,000 per annum, payable
         January 31, 1996 through 1997 ...    $   225,000     $   225,000
      $500,000 per annum, payable
         January 31, 1998 through 2006 ...      4,500,000       4,500,000
                                              -----------     -----------
            Total remaining payments .....      4,750,000       4,725,000
      Less:
         Unamortized discount at 10% .....       (553,945)       (820,691)
         Current portion .................     (2,250,000)     (1,725,000)
                                              -----------     -----------
            Long term portion ............    $ 1,946,055     $ 2,179,309
                                              ===========     ===========

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

8.    DEFERRED ACQUISITION OBLIGATION (Continued)

      The Company had not made its required payments to date through December 31, 2000.

      The fair value of this obligation approximates carrying value. In addition to the deferred acquisition obligation, the Company was required to make additional payments to the seller based upon a certain percentage of engine sales. No additional payments were made in 2000 and 1999.

      The Company is in negotiations with Deere and Company with regard to the fixed minimum payments due to John Deere Technologies International ("JDTI") under the deferred acquisition obligation. (See Note 19).

9.    NOTE PAYABLE

      In December 1997, the Company issued a $400,000 promissory note to its landlord in satisfaction of rent due through December 31, 1997. In December 1999, the Company repaid $50,000 of this note. The note is due January 1, 2003 and bears interest at 4% per annum. The note is collateralized by a second position in inventory and property and equipment.

10.   LONG-TERM DEBT

      Long-term debt as of December 31, 2000 and 1999 consisted of the following:

                                                      2000        1999
                                                      ----        ----
      $10,000,000 aggregate principal amount
      of 10.412% bonds due December 15, 2007      $4,914,060  $4,412,885
                                                  ==========  ==========

      On December 22, 1997, the Company issued $10,000,000 aggregate maturing principal amount of 10.412% bonds due December 15, 2007. Total proceeds from the issuance was $3,631,265, and bond discount is being amortized over the bonds' life. The bonds are collateralized by certain property and equipment. On or prior to December 31, 2000, the Company was to deposit into a Bond Reserve Fund an amount equal to at least 50% of the principal amount of bonds outstanding on such date. Interest expense for 2000 and 1999 amounted to $496,200 and $396,960, respectively. (See Note 19).

11.   COMMITMENTS AND CONTINGENCIES

      The Company rents space on a month to month basis for the office, manufacturing and test calls. The annual rent cost for the years ended December 31, 2000 and 1999 was $131,206 and $87,300, respectively.

12.   RELATED PARTY TRANSACTIONS

      Ken Brody, former President and Chief Executive Officer of the Company, is a minority shareholder of Abejon Rotary Power Corporation ("Abejon"). At December 31, 1999, the Company had an advance payable to Abejon of $500,000 to be applied against the purchase of engines. The advance was recorded in other current liabilities. During the year 2000, this obligation was restructured through a cash payment of $25,000, note payable of $75,000 and the issue of common shares.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

12.   RELATED PARTY TRANSACTIONS (Continued)

      As of November, 1999, the Company had entered into a series of agreements with Londonderry Capital Structuring Ltd. ("Londonderry") of Toronto, Canada, an investment banking firm, which are renewable on a periodic basis. As part of these agreements, Londonderry signed a stock subscription agreement for the purchase of up to 3,000,000 shares of common stock subject to the Company meeting certain conditions. During the year 2000, Londonderry and its assignees acquired all of these shares. In addition, the Company incurred fees amounting to $328,000 to Londonderry, in the year 2000, of this amount $90,900 was paid in cash. During the year 2000, Londonderry was granted a warrant to purchase 1,500,000 shares of common stock at $.25 per share exercisable through July 10, 2002. Certain assignees of Londonderry exercised the right to purchase 1,000,000 shares underlying the warrant during the year 2000. As a result of this transaction, $60,000 was charged to operations.

      The Company has consulting agreements with certain individuals who are responsible for the day to day operations of the Company. These individuals also function as officers and directors of the Company. During the years 2000 and 1999, these individuals were compensated for a total of $72,000 and $114,000, respectively.

13.   SHAREHOLDERS' EQUITY

      Preferred Stock:

      The shareholders at the annual meeting held on July 11, 2000, approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of preferred stock to 5,000,000. The Company's Board of Directors, may issue from time to time the authorized and unissued shares of Preferred Stock in one or more series, and may determine as to each series the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking funds and any other rights, preferences, privileges and restrictions applicable to each such series of Preferred Stock.

      Common Stock:

      The shareholders at the annual meeting, held on July 11, 2000, approved an amendment to the Certificate of Incorporation, to increase the number of authorized shares of common stock from 10,000,000 to 100,000,000.

      At December 31, 2000 5,000,000 shares of common stock were reserved for stock option grants.

14.   STOCK OPTION PLAN

      In 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "Plan") and canceled the 1992 stock option plan under which there were no options outstanding. Under the terms of the Plan, incentive stock options to purchase up to 5,000,000 shares of common stock may be granted to employees, directors and consultants of the Company at the fair market value at the date of grant (or 110% of the fair market value for grants issued to holders of more than 10% of the voting stock of the Company). Options granted under the Plan become exercisable in whole or in part from time to time as determined by the Board of Directors. The option price must be paid in full on the date of exercise in cash or in common shares of the Company having a fair market value as of the day preceding the date of exercise equal to the option price.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

14.   STOCK OPTION PLAN (Continued)

      Option status and activity were as follows for the year ended December 31, 2000:

                                                                   2000
                                                                 ---------
      Reserved for grants                                        5,000,000
      Granted and exercisable (exercise price $.59)                  5,000
                                                                 ---------

      Available for grant                                        4,995,000
                                                                 =========

      During 2000 the Company granted 3,145,000 non-qualified options and warrants for common stock for services to certain employees, consultants and directors. These options and warrants were granted prior to the adoption of the Plan and are not governed by the terms and provisions of the Plan. The exercise prices range from $.25 to $.50. Appropriate service costs have been charged to income. The options are exercisable over five
      (5) years and the warrants over two (2) years.

      The Company measures stock based compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted during the year, the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for these stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards made in the year 2000, consistent with the provisions of SFAS No. 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                                                 2000
                                                                 ----
      Net Loss
          As Reported:                                      ($2,184,231)
          Pro forma                                         ($2,508,705)
      Earnings per share
          As Reported:
            Basic and Diluted                                     ($.25)
          Pro Forma:
            Basic and Diluted                                     ($.29)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year 2000: weighted-average risk-free interest rate of 5.23 percent; and expected volatility of 50 percent. The effects of applying SFAS No. 123 on the pro forma net loss may not be representative of the effects on pro forma net loss for future years.

15.   RETIREMENT PLAN

      The Company is the sponsor of a defined contribution retirement savings plan. Employees of the Company would be eligible for participation after one year of service. The Company matches 100% of pre-tax contributions up to 3.0% of the participant's total salary. There were no matching contributions for 2000 and 1999.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

16.   INCOME TAXES

      Deferred tax accounts as of December 31, 2000 and 1999 comprise the following:

                                                    2000         1999
                                                -----------   -----------
      Net operating loss carryforwards (NOL)    $ 5,755,000   $ 5,305,000

      Depreciation                                       --       (18,000)
                                                -----------   -----------

      Deferred tax assets, net                    5,755,000     5,287,000

      Valuation allowance                         5,755,000     5,287,000
                                                -----------   -----------

      Net deferred tax assets                   $        --   $        --
                                                ===========   ===========

      As of December 31, 2000, the Company has federal and state Net Operating Loss Carry Forwards ("NOL's") available for tax purposes of approximately $16,165,000 expiring from 2006 to 2020.

      The NOL tax asset was reduced by $769,700 due primarily to the sale of New Jersey NOL tax credits thus reducing the valuation allowance by the same amount.

      Under a program sponsored by the State of New Jersey (the "State") during 1999, the Company arranged to sell the tax benefits relating to its New Jersey NOL's approximating $13,500,000. The State approved an allocation of NOL's equating to taxes in the amount of $1,211,686. Of this amount the State authorized the sale of NOL's equating to gross tax benefits of $318,715 and $586,163 for the years ended December 31, 2000 and 1999, respectively.

      The balance of NOL's equating to gross tax benefits amounting to $415,984 has not been authorized for sale by the State and will be used to offset future New Jersey taxable income.

17.   SUPPLEMENTAL CASH FLOW INFORMATION

      Accounts payable of $217,041 was off set against subscriptions receivable during 2000.

      On December 1, 2000, 200,000 shares were issued in payment of $400,000 in advances from Abejon.

18.   GOING CONCERN

      The Company incurred net losses of $14,075,681 for the five (5) years ended December 31, 2000. At December 31, 2000, the Company had a working capital deficiency of $1,693,122 and its total liabilities exceeded total assets by $8,695,879. These factors, as well as the uncertain conditions that the Company faces regarding obtaining financing or additional capital investment create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the company obtaining future financing and marketing its commercial products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

19.   SUBSEQUENT EVENTS

      Effective January 31, 2001, the Company negotiated the settlement of the Company's $10,000,000 long term bond debt by exchanging the outstanding principal of and interest on the Company's 10.412% Bonds (the "Bonds") aggregating $4,978,020 on January 31, 2001 into 2,489,015 shares of common stock.

      The Company also negotiated the restructuring of its deferred "acquisition" debt to JDTI. The original agreement required that an additional $4,725,000 be paid through the year 2006. The restructured agreement requires the Company to make installment payments during the year 2001 totaling $350,000 and certain revised royalty payments until February 1, 2016. In exchange for the cash payments and the royalty payments JDTI agreed to waive its right to receive the $4,725,000 of deferred payments required by the original agreement. In the event these payments are not made the deferred acquisition payments totaling $4,725,000 will be restored.

      The effect of these negotiated settlements is reflected in the pro-forma balance sheets below:

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

19.   SUBSEQUENT EVENTS (Continued)

                           CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2000

                                                                     Pro-forma
                                                      2000             2000
                                                  ------------     ------------
ASSETS

Current assets:
  Cash and cash equivalents                       $     24,075     $     24,075
  Accounts receivable                                   18,668           18,668
  Income taxes recoverable                             357,811               --
  Other receivables                                     30,122           30,122
  Inventories                                          671,875          671,875
                                                  ------------     ------------
       Total Current Assets                          1,102,551          744,740

Fixed assets                                            17,627           17,627
Patents                                                      1                1
Other assets, net                                      189,730           26,001
                                                  ------------     ------------
                                                  $  1,309,909     $    788,369
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                $    207,297     $    207,297
  Accrued liabilities                                  288,376          288,376
  Other current liabilities                             75,000           75,000
  Deferred acquistion obligation - current           2,225,000          350,000
                                                  ------------     ------------
       Total Current Liabilities                     2,795,673          920,673

Long-term liabilities:
  Deferred acquisition obligation                    1,946,055               --
  Long-term debt                                     4,914,060               --
  Note Payable                                         350,000          350,000
                                                  ------------     ------------
       Total Liabilities                            10,005,788        1,270,673
                                                  ------------     ------------

Commitments and contingencies

Shareholders' deficiency:
  Preferred stock                                          500              500
  Common stock, par value $.01                         114,829          139,719
  Subscription receivable                              (19,185)         (19,185)
  Paid-in capital                                   12,985,613       17,938,743
  Accumulated deficit                              (21,777,636)     (18,542,081)
                                                  ------------     ------------
       Total Shareholders' Deficiency               (8,695,879)        (482,304)
                                                  ------------     ------------
                                                  $  1,309,909     $    788,369
                                                  ============     ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management

      The Company currently has three directors and two executive officers. The Board of Directors appointed Douglas M. Drew in November, 1999, Conway Davis in April, 2000 and Virgil Wenger in May, 2000 to fill vacant positions on the Board. Each of these directors was re-elected at the Company's annual shareholders' meeting held on July 11, 2000. William Partanen, president of BG Technologies, Inc., was also elected to the Board of Directors by the shareholders at the annual meeting, but declined to accept the nomination and instead has become a member of the Company's Advisory Board, created in July, 2000. Richard Dowden, the former chief executive officer of Volvo-North America Corporation, is also a member of the Company's Advisory Board.

      Members of the Company's Advisory Board do not participate in decisions made by the Board of Directors or any of the Company's officers, but render consulting advice to the Board and the officers on strategic planning and other related matters based upon their individual areas of expertise. Each member receives an option to purchase 10,000 shares of the Company's Common Stock upon their appointment and an option for an additional 10,000 shares of Common Stock for their services in each subsequent year and is reimbursed for any out-of-pocket expenses incurred in connection with serving on the Advisory Board. The Advisory Board Members are expected to devote not more than ten to fifteen days per year to the affairs of the Company, and in the event that a member devotes additional time to the affairs of the Company at the Company's request, the Company shall compensate such member at a per diem rate or by the grant of additional options in such amount as is mutually agreed to by the Company and such member.

      The following persons are the Company's current officers and directors:

         Name          Age                       Position(s)
         ----          ---                       -----------
  Conway Davis          62      Chief Executive Officer, President and Director

  Virgil E. Wenger      70      Chairman of the Board and Director

  Douglas M. Drew       65      Vice President, Finance, Corporate Secretary,
                                Treasurer and Director

      The following is biographical information about each of the officers and directors.

      Mr. Davis has extensive managerial and manufacturing experience in the large construction and manufacturing industry and in particular, the shipbuilding sector. Since September, 1998, Mr. Davis has been the President of Davis International, a management consulting firm. From 1986 to 1998, he was the Vice President of J.D. Irving Limited of Saint John, New Brunswick. He has held other executive positions in the past with Ingalls Shipbuilding Division of Litton Industries. Mr. Davis has managed large construction and manufacturing projects such as the Landing Helicopter Assault Ships as Program Manager and directed the engineering and software development of Canada's modern fleet of combat warships, the Canadian Patrol Frigate Class (City Class). Mr. Davis is a resident of Saint John, New Brunswick, Canada and is a graduate of the University of Illinois, a registered professional engineer, and a member of the Defence Science Advisory Board of Canada.

      Mr. Wenger retired in 1990 after a thirty-seven year career with Ernst & Young LLP and Arthur Young & Company, where he was a partner in the New York international office with responsibility for the firm's involvement in nineteen countries throughout Southeast Asia and the Middle East. Since 1990, he has been an independent consultant and financial advisor. He also serves as a Trustee of the Pittsburgh and West Virginia Railroad. Mr. Wenger is a graduate of the University of Kansas and the Harvard Business School Advanced Management Program. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

      Mr. Drew is an independent financial consultant in Canada and has been the President and sole shareholder of First Drew Financial Corp since 1980. He was a Director of Med-Tech Environmental Limited, a subsidiary of Stericycle, Inc. and a former Vice President of Smith, Barney and Company. He has been involved in several business reorganizations. Mr. Drew is a Canadian citizen and resident of Toronto and is a graduate of the University of Western Ontario, School of Business.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The Securities Exchange Act of 1934 requires the Company's executive officers and directors, and any persons owning more than 10% of a class of the Company's common stock to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Copies of these reports must also be furnished to the Company.

      For the fiscal year ended December 31, 2000, Messrs. Davis, Wenger and Drew, the officers and directors of the Company, each filed on a late basis a Form 3 Initial Statement of Beneficial Ownership. Messrs. Davis, Wenger and Drew also filed two Form 4 Statements of Changes in Beneficial Ownership on a late basis. Messrs. Wenger and Drew timely filed each of their Form 5 Annual Statements of Changes in Beneficial Ownership. Mr. Davis filed his Form 5 Annual Statement of Changes in Beneficial Ownership on a late basis. PowerCold Corporation, a beneficial owner of greater than 10% of the Company's outstanding Common Stock, did not file any reports of ownership or changes in ownership during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation during the last three fiscal years of the Chief Executive Officer of the Company and any other executive officer, if any, whose annual salary and bonus exceeded $100,000 for services in all capacities to the Company during the last fiscal year through December 31, 2000.

                           Summary Compensation Table

                                            Annual Compensation           Long Term Compensation Awards
                                            -------------------           -----------------------------
   Name of Individual                                                       Securities                 All Other
and Principal Position         Year       Salary ($)     Bonus ($)     Underlying Options             Compensation
----------------------         ----       ----------     ---------     ------------------             ------------

Kenneth L. Brody,              2000         $ 67,500        --                      --                     --
  President and Chief          1999          113,750        --                      --                     --
  Executive Officer(1)         1998          104,000        --                      --                     --

Conway Davis                   2000          $42,000        --            1,200,000(2)                     --

----------------

(1) Mr. Brody resigned as an officer and director of the Company in April, 2000. Upon the succession in management of the Company that occurred in April, 2000, the Board of Directors authorized the issuance of 1,000,000 shares of

      Common Stock at $.188 per share to the former President, Chief Executive Officer and Director as a compensation award in consideration of his management efforts from December 1997 through April 2000.

(2) Includes an option to purchase 1,000,000 shares of common stock at $.25 and an option to purchase 200,000 shares of common stock at $.50. The options expire five years from the date of grant.

      The following table sets forth certain information concerning individual issues of options made during the year ended December 31, 2000 to the Company's executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                            Percentage of Total
                     Number of Securities   Options Granted to                       Market Price per
                      Underlying Options    Employees in Fiscal                          Share on           Expiration
    Name                   Granted                  Year           Exercise Price      Date of Grant           Date
    ----             --------------------   --------------------   --------------    -----------------      ----------
Kenneth L. Brody              -0-                      --%                  --              --                  --

Conway Davis            1,000,000                   71.43%                $.25              $.625             4/28/05
                          200,000                   14.29%                $.50              $.480             6/01/05

      The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the Summary Compensation Table above at December 31, 2000.

                          FISCAL YEAR-END OPTION VALUES

                             Number of Securities Underlying Unexercised               Value of Unexercised In-the-Money
    Name                                Options at Year End                                   Options at Year End
    ----                     -------------------------------------------               ---------------------------------
                              Exercisable              Unexercisable                  Exercisable           Unexercisable
                              -----------              -------------                  -----------           -------------
Kenneth L. Brody                     -0-                    -0-                               -0-                 -0-
Conway Davis                   1,200,000                    -0-                       $200,000(1)                 -0-

----------
(1) Only Mr. Davis' option to purchase 1,000,000 shares at $.25 per share was in-the-money at December 31, 2000.

      Compensation Pursuant to Plans

      Stock Option Plan

      The Company has adopted a 2000 Stock Option Plan (the "Plan") containing the terms described below. The Company terminated its previous stock option plan at the same time of adoption of the Plan. The Plan was approved by the shareholders of the Company at their annual meeting held on July 11, 2000. One option to purchase 5,000 shares of Common Stock at an exercise price of $.50 per share has been granted to a consultant to the Company under the Plan. This option expires on November 28, 2005.

      Under the Plan, the Company has reserved 5,000,000 shares of Common Stock which may be issued upon the exercise of either incentive stock options ("Incentive Stock Options") or nonqualified options ("Nonqualified Options") granted under the Plan, subject to increase or decrease. If any option ("Option") granted under the Plan shall expire, terminate or be cancelled for any reason without having been exercised in full, the number of shares as to which such Option was not exercised shall again be available for purposes of the Plan.

      An Option under the Plan may be granted to any current or contingent director of the Company and any employee of, or consultant to, the Company or a subsidiary who performs services for the Company or a subsidiary. The Compensation Committee (as that term is defined in the Plan) may from time to time in its discretion grant Nonqualified Stock Options to directors and consultants and Incentive Stock Options and/or Nonqualified Stock Options to employees who may or may not be executive officers. Each Option granted under the Plan shall be evidenced by an option agreement (the "Option Agreement") between the Company and the Optionee (as that term is defined in the Plan) in such form as the Compensation Committee shall approve. No Option granted under the Plan shall be transferable by the Optionee otherwise than by will or the laws of descent and distribution, and each such Option shall be exercisable during the Optionee's lifetime only by the Optionee.

      Nothing in the Plan or in any Option Agreement shall give any right to an employee or consultant to remain employed or retained by the Company or a subsidiary thereof in any particular position or at any particular rate of compensation.

      The exercise price, subject to adjustment, of each (i) Incentive Stock Option shall not be less than the higher of the par value or 100% of the Fair Market Value (as that term is defined in the Plan) of the shares of Common Stock subject to the Option on the date the Option is granted; and (ii) Nonqualified Stock Option shall be the amount determined by the Compensation Committee as set forth in the applicable Option Agreement, provided that such amount shall not be less than the higher of the par value or 85% of the Fair Market Value of Common Stock subject to the Option on the date the Option is granted.

      The term during which an Option is exercisable shall be that period and such date determined by the Compensation Committee as set forth in the applicable Option Agreement, provided that no Option shall have a term that exceeds a period of ten (10) years from the date of its grant. All Options under the Plan shall be granted within ten (10) years from the date the Plan is adopted by the Board of Directors of the Company or the date the Plan is approved by stockholders of the Company, whichever is earlier. Notwithstanding, no Incentive Stock Option may be granted that would cause the Incentive Stock Option limits to be exceeded with respect to an Optionee. The Compensation Committee, in its sole discretion, may prescribe a different vesting schedule for any Incentive Stock Option granted under this Plan if necessary to prevent the Option from violating the limitation on Incentive Stock Options.

      When an installment of Options has become exercisable, the Optionee may exercise that installment, in whole or in part, at any time prior to the expiration or termination of the Options. The Compensation Committee may accelerate the time at which outstanding Options may be exercised.

      Notwithstanding, any Option will become immediately exercisable in full upon the occurrence of particular events or as the Compensation Committee may thereafter determine to be advisable; provided that: (i) at the time of such occurrence or determination, the Optionee has remained continuously employed by the Company or any subsidiary for at least six (6) months from the date of grant of such Option, and (ii) in the case of an Incentive Stock Option, such acceleration would not cause the Incentive Stock Option limits to be violated. Without limitation, those particular events include the following: (i) a change in control of the Company in a transaction or occurrence, or a related series of transactions or occurrences, resulting from a material change in ownership of Common Stock and evidenced by cessation in service as directors of a majority of those persons theretofore serving as members of the Board; (ii) the sale by the Company of all or substantially all of its assets and the discontinuance of its business, or the merger or consolidation of the Company with another entity, or the liquidation of the Company in connection with those events, any of which results in a change of control as described in clause (i); or (iii) a Board determination that immediate exercisability would be in the best interests of the Company and advisable for protection of the rights intended to be granted under the Option.

      No Incentive Stock Option shall be granted to any employee who owns, directly or indirectly within the meaning of Section 424(d) of the Internal Revenue Code, stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary, unless at the time the Incentive Stock Option is granted, the exercise price of the Incentive Stock Option is at least 110% of the Fair Market Value of the Common Stock subject to such Incentive Stock Option and such Incentive Stock Option, by its terms, is not exercisable after the expiration of five years from the date such Incentive Stock Option is granted.

      The Plan shall be administered by the Compensation Committee consisting of two or more Directors appointed by the Board of Directors. The Compensation Committee shall have the exclusive authority and sole responsibility to administer the Plan and make all determinations thereunder with respect to the participation therein as well as the terms of each Option Agreement. The Compensation Committee may waive any provisions of any Option Agreement previously approved by such Compensation Committee, provided such waiver is not inconsistent with the terms of the Plan as then in effect.

      The Plan may be amended at any time and from time to time by the Board, but no amendment shall be effective unless and until the same is approved by the affirmative vote of the holders of a majority of the voting securities of the Company. No amendment to the Plan shall, without the consent of an Optionee, affect such Optionee's rights under an Option previously granted.

      The Board may at any time terminate the Plan as of any date specified in a resolution adopted by the Board. If not earlier terminated, the Plan shall terminate on the day prior to the tenth anniversary of the date on which the Plan is adopted by the Board or the date on which the Plan is approved by stockholders of the Company, whichever is earlier. No Options may be granted after the Plan has terminated but the Compensation Committee shall continue to supervise the administration of Options previously granted.

      The number of shares of Common Stock of the Company authorized for issuance under the Plan, as well as the price to be paid and the number of shares of Common Stock issued upon exercise of outstanding Options, shall be subject to adjustment by the Compensation Committee, in its sole discretion, to reflect any stock split, stock dividend, recapitalization, merger, consolidation, reorganization, combination or exchange of shares or other similar event. The Compensation Committee may, with the consent of the holder of any Option granted under the Plan, cancel such Option and grant a new Option in substitution therefor, provided that the Option as so substituted shall satisfy all of the requirements of the Plan as of the date such new Option is granted.

Employment Agreements

      The Company had no employment agreements with any of its personnel at December 31, 2000.

      Mr. Davis, the President and Chief Executive Officer of the Company since April, 2000, has a consulting agreement with the Company pursuant to which he receives monthly compensation of $5,000 for the first six months of his employment, and $7,000 for the next six months of his employment. Additionally, he shall receive a bonus in the amount of $25,000 at the end of the year, and an additional $25,000 upon the Company's receipt of $1,000,000 in financing during the term of Mr. Davis' agreement. The Board of Directors also approved the grant of an option to Mr. Davis to purchase 1,000,000 shares of the Company's Common Stock at $.25 for a period of five years from the date of grant.

      Mr. Drew, a director and the Vice President of Finance of the Company since November, 1999, has a consulting agreement with the Company that is cancelable by either party upon thirty (30) days written notice. Pursuant to the terms of the agreement as it has been amended effective January 1, 2001, Mr. Drew's firm, First Drew Financial Corp., receives compensation of up to $5,000 per month for Mr. Drew's time spent providing advisory services to the Company and for his services as a director of the Company, which includes attendance at Board meetings. Mr. Drew also receives reimbursement for any out-of-pocket expenses subject to the Company's prior approval for any amount over $100.

      There are no other executive officers or directors of the Company that have an employment or consulting agreement with the Company.

Compensation of Directors

      In November, 1999, the Board approved compensation to outside directors for their attendance at meetings of the Board of $1,000 per quarter. In February, 2001, the Board increased the compensation to Virgil Wenger, Chairman of the Board, to $1,000 per month retroactive to May 1, 2000 and granted Mr. Wenger a non-accountable expense allowance of $150.00 per month retroactive to May 1, 2000. On June 1, 2000, the Board approved the grant of an option to Messrs. Drew and Davis to purchase 200,000 shares of Common Stock each and to Mr. Wenger to purchase 225,000 shares of Common Stock. Each of these options is exercisable at $.50 per share for five years from the date of grant. In February, 2001, the Board approved the grant of an option to Messrs. Drew and Davis to purchase 100,000 shares of Common Stock each and to Mr. Wenger to purchase 200,000 shares of Common Stock. Each of these options is exercisable at $.60 per share for five years from the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person or group that is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, each director of the Company and each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of March 30, 2001. Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, subject to community property laws, where applicable.

                                                      Number of Shares                  Percentage Ownership
Name and Address of                                   of Common Stock                     of Common Stock
   Beneficial Owner(1)                               Beneficially Owned                    Outstanding(2)
-----------------------                              ------------------               -----------------------
Conway Davis                                             1,400,000(3)                            8.27%

Virgil E. Wenger                                           755,000(4)                            4.70%

Douglas M. Drew                                            400,000(5)                            2.51%

PowerCold Corporation                                    1,935,000                              12.38%
103 Guadalupe Drive
Cibolo, Texas 78108

Loeb Investors 104                                       1,262,934(6)                            7.98%
61 Broadway
New York, New York 10006

Londonderry Capital Structuring Ltd.                       990,000(7)                            6.14%
RR#4, 22 International Parkway
Stouffville, Ontario L4A7X5

All Executive Officers and Directors as a
Group (3 Persons)                                        2,555,000                              14.47%

----------

(1) Unless otherwise indicated, the address of each beneficial owner is c/o Rotary Power International, Inc., Post Office Box 128, Wood-Ridge, New Jersey 07075-0128.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The percentage for each beneficial owner listed above is based on 15,635,200 shares outstanding on March 30, 2001. In accordance with the rules of the Securities and Exchange Commission, options and warrants to purchase shares of Common Stock that are exercisable within 60 days of March 30, 2001, are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Additionally, the beneficial ownership of certain security holders included in this table and the footnotes thereto reflects the ownership of shares of Common Stock issued to them upon conversion of outstanding Series 3 Preferred Stock held by those security holders.

(3) Includes (i) an option to purchase 1,000,000 shares of Common Stock at $.25 per share; (ii) an option to purchase 200,000 shares of Common Stock at $.50 per share; and (iii) an option to purchase 100,000 shares of Common Stock at $.60 per share.

(4) Includes (i) an option to purchase 225,000 shares of Common Stock at $.50 per share; and (ii) an option to purchase 200,000 shares of Common Stock at $.60 per share.

(5) Includes (i) an option to purchase 200,000 shares of Common Stock at $.50 per share; and (ii) an option to purchase 100,000 shares of Common Stock at $.60 per share.

(6)   Includes 1,062,934 shares of Common Stock held by the following entities:
      (i) 408,114 shares of Common Stock owned by Loeb Investors Co. 104; (ii) 184,500 shares of Common Stock owned by Loeb Partners Corporation; (iii) 264,593 shares of Common Stock owned by Warren D. Bagatelle, Managing Director of Loeb Partners Corporation; (iv) 38,637 shares of Common Stock owned by Loeb Holdings Corp.; (v) 8,566 shares of Common Stock owned by HSB Capital; (vi) 10,000 shares of Common Stock owned by Loeb Investors Co. 105; (vii) 39,547 shares of Common Stock owned by Pinpoint Partners 1; and (viii) 108,977 shares of Common Stock owned by the Kempner/Perlmuth Trusts. Also includes 200,000 shares of Common Stock issuable upon conversion of the Company's Series 3 Preferred Stock held by the following entities: (i) 66,664 shares issuable to Warren D. Bagatelle; and
      (ii)133,336 shares issuable to Kempner/Perlmuth Trusts.

(7) Includes 500,000 shares of Common Stock issuable at $.25 per share upon exercise of a warrant held by Londonderry.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company will not enter into any transactions with officers, directors or other beneficial owners of the Company's securities disclosed in the table under Item 11 unless the transactions are approved by a majority of disinterested directors. No such transactions were in effect or entered into during 2000 except as are disclosed herein pertaining to Londonderry.

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

            10.36 Purchase Order, dated February 6, 1996, from Abejon Rotary
                  Power Corporation(6)

            10.37 Consulting Agreement, dated February 6, 1996, pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon Rotary Power Corporation(6)

            10.38 Loan Agreement, dated February 6, 1996, between Abejon, Hydro
                  Lance Maritime Transport, Inc. and the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon Rotary Power Corporation(6)

            10.39 Promissory Note, dated February 6, 1996, by Hydro Lance
                  Maritime Transport, Inc. pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon Rotary Power Corporation(6)

            10.40 Pledge Agreement, dated February 6, 1996, between Abejon and the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon Rotary Power Corporation(6)

            10.41 Pooling Agreement, dated February 6, 1996, between Abejon,
                  Hydro Lance Maritime Transport, Inc. and Affiliates of the Company pursuant to the sale of 1,000,000 shares of the Company's Common Stock to Abejon Rotary Power Corporation(6)

            10.42 Settlement Agreement, dated March 1, 1996, between Lockheed
                  Martin Ordnance Systems, Inc. and the Company referred to in
                  Exhibit 10.20(6)

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

            10.50 Indenture of Trust between Sentinel Trust Company and Rotary
                  Power International, Inc, dated December 1, 1997(11)

            10.51 Curtiss-Wright Security Agreement, dated December 22, 1997(11)

            10.52 Curtiss-Wright Settlement of Claims with Rotary Power
                  International, Inc., dated December 22, 1997(11)

            10.53 Asset Purchase Agreement, dated June 4, 1998, with Rotary
                  Power Marine Corporation , for the sale of Series 65 gasoline engines(10)

            10.54 Asset Sale Agreement, dated July 2, 1998, for the sale of certain assets of the Company (Series 65 NGRE engines) to Rotary Power Enterprise, Inc.(10)

            10.55 Subscription Agreement between Rotary Power International,
                  Inc. and Londonderry Capital Structuring Ltd. dated October 27, 1999(12)

            10.56 Agreement for Investor-Relations Services between Rotary Power
                  International, Inc. and Londonderry Capital Structuring Ltd. dated November 1, 1999(12)

            10.57 Consulting Agreement between Rotary Power International, Inc.
                  and Londonderry dated November 1, 1999(12)

            10.58 Facilitation Fee Letter Agreement between Rotary Power
                  International, Inc. and Londonderry dated November 6, 1999(12)

            10.59 2000 Rotary Power International, Inc. Stock Incentive Plan

            10.60 Amendment to the Facilitation Fee Letter Agreement by and
                  between Londonderry Capital Structuring Ltd. and Rotary Power International, Inc. dated April 30, 2000

            10.61 Non-Exclusive Manufacturing License Agreement by and between
                  Rotary Power International, Inc. and Rotary Power Enterprise, Inc. dated August 16, 2000

            10.62 Second Deviation from Purchase Agreement by and between John
                  Deere Technologies International, Inc. and Rotary Power International, Inc. dated January 31, 2001

            11    Calculation of Income (Loss) per Common Share

            21    Subsidiaries of the Company(12)

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

(12) Incorporated by reference to exhibit of the same number contained in the Company's Form 10-KSB for the year ending December 31, 1999.

      (b)   REPORTS ON FORM 8-K

            The Company filed no current reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

      In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROTARY POWER INTERNATIONAL, INC.

                                   By: /s/ Conway Davis
                                       --------------------------------------
                                       Name: Conway Davis
                                       Title: President, Chief Executive Officer
                                              and Director

Dated: March 30, 2001

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Virgil E. Wenger                  Chairman          March 30, 2001
------------------------------
Virgil E. Wenger


/s/ Conway Davis                      Director          March 30, 2001
------------------------
Conway Davis


/s/ Douglas M. Drew                   Director          March 30, 2001
------------------------------
Douglas M. Drew