Form 10QSB
period 2001-03-31
ROTARY POWER INTERNATIONAL INC
filed 2001-05-14
CIK 914539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the transition period from ______________ to ________________

                         Commission file number 1-12756


                        ROTARY POWER INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


             Delaware                                     13-3632860
--------------------------------------------------------------------------------
   (State of other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

P.O. Box 128, Wood-Ridge, New Jersey                         07075-0128
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

      ( X ) Yes     (   ) No


The number of shares outstanding of the Registrant's Common Stock par value $0.01, as of May 14, 2001 was 15,635,200.


Transitional Small Business Disclosure Format:  (   ) Yes   (X) No

                        ROTARY POWER INTERNATIONAL, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets as of
        March 31, 2001 and December 31, 2000.............................  1

        Consolidated Statements of Operations for the Three Months
        ended March 31, 2001 and 2000....................................  2

        Consolidated Statements of Cash Flows for the
        Three Months ended March 31, 2001 and 2000.......................  3

        Notes to the Consolidated Financial Statements...................  4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................  5


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds........................  6

Item 5. Other Information................................................  7

Item 6. Exhibits and Reports on Form 8-K.................................  7

        Signatures.......................................................  8

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS


                                                                                          March 31,       December 31,
                                                                                            2001              2000
                                                                                        ------------      ------------
                                                                                        (unaudited)
     Current assets:
        Cash                                                                            $    226,267      $     24,075
        Accounts receivable                                                                   18,668            18,790
        Income taxes recoverable                                                                  --           357,811
        Other receivables                                                                     30,000            30,000
        Inventories                                                                          711,870           671,875
        Other current assets                                                                   2,122                --
                                                                                        ------------      ------------
           Total Current Assets                                                              988,927         1,102,551

     Fixed assets                                                                             16,465            17,627
     Patents                                                                                       1                 1
     Other assets                                                                             26,001           189,730
                                                                                        ------------      ------------
                                                                                        $  1,031,394      $  1,309,909
                                                                                        ============      ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

     Current liabilities:
        Accounts payable                                                                $    178,398      $    207,297
        Accrued liabilities                                                                  291,876           288,376
        Other current liabilities                                                             75,000            75,000
        Deferred acquisition obligation - current                                            250,000         2,225,000
                                                                                        ------------      ------------
            Total Current Liabilities                                                        795,274         2,795,673

     Long-term liabilities:
        Deferred acquisition obligation                                                           --         1,946,055
        Long-term debt                                                                            --         4 914 060
        Note Payable                                                                         350,000           350,000
                                                                                        ------------      ------------
            Total Liabilities                                                              1,145,274        10,005,788

     Commitments and contingencies

     Stockholders' deficiency:
        Preferred stock, 5,000,000 par value $.01 shares authorized;
          50,000 shares issued and outstanding                                                   500               500
        Common stock par value $.O1; 100,000,000 shares authorized;
          15,635,200 for 2001 and 11,482,855 for 2000 shares issued and outstanding          156,352           114,829
        Subscriptions receivable                                                             (19,185)          (19,l85)
        Paid-in capital                                                                   18,745,508        12,985,613
        Accumulated deficit                                                              (18,997,055)      (21,777,636)
                                                                                        ------------      ------------
            Total Stockholders' Deficiency                                                  (113,850)       (8,695,879)
                                                                                        ------------      ------------

                                                                                        $  1,031,394      $  1,309,909
                                                                                        ============      ============

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                            2001              2000
                                                                         -----------      -----------
 Revenues                                                                $        --      $    25,200
                                                                         -----------      -----------
 Costs and expenses:
    Cost of revenues                                                          13,905           19,854
    General and administrative                                               431,429          282,090
                                                                         -----------      -----------
         Total Cost and Expenses                                             445,334          301,944
                                                                         -----------      -----------
         Loss From Operations                                            $  (445,334)     $  (276,744)
                                                                         -----------      -----------

Other income (expense):
    Interest expense                                                         (89,689)        (169,427)
    Other, net                                                              (169,869)          32,870
                                                                         -----------      -----------
         Total Other Expense                                                (259,558)        (136,557)
                                                                         -----------      -----------
         Net Loss before Extraordinary Item                                 (704,892)        (413,301)

Extraordinary item, net of taxes of $357,811                               3,485,473               --
                                                                         -----------      -----------
         Net Income (Loss)                                               $ 2,780,581      $  (413,301)
                                                                         ===========      ===========
Basic:
    Loss from operations before extraordinary items per common share     $     (0.05)     $        --
    Net income (loss) per common share                                          0.20            (0.07)
Diluted:
    Loss from operations before extraordinary items per common share           (0.05)              --
    Net income (loss) per common share                                          0.16            (0.07)

                ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                           2001              2000
                                                                        -----------      -----------
 Cash flows from operating activities and extraordinary item:
 Net income (loss)                                                      $ 2,780,581      $  (413,301)
 Adjustments to reconcile to net cash used in operating activities:
    Depreciation                                                                867                _
    Amortization                                                              1,950           21,246
    Interest, net                                                            67,460          169,427
    Other                                                                        --           (2,858)
    Taxes related to forgiveness of debt                                    357,811               --
    Write-off of deferred bond issuance costs                               161,779               --
    Forgiveness of debt                                                  (3,821,055)              --
    Changes in assets and liabilities:
         Accounts receivable                                                     --          (13,500)
         Inventories                                                        (39,995)           2,700
         Other current assets                                                (2,000)           1,152
         Other assets                                                           295           25,146
         Accounts payable                                                   (28,899)         109,954
         Accrued liabilities                                                     --           47,000
         Other current liabilities                                               --            3,000
                                                                        -----------      -----------
            Net Cash Used in Operating Activities                          (521,206)         (50,034)
                                                                        -----------      -----------
 Cash flows from financing activities:
    Payments on deferred acquisition obligation                            (100,000)              --
    Issuance of common stock, net of issuance costs of $147,600             823,398               --
                                                                        -----------      -----------
            Net Cash Provided by Financing Activities                       723,398               --
                                                                        -----------      -----------
            Net Increase (Decrease) in Cash                                 202,192          (50,034)

Cash at beginning of year                                                    24,075           53,295
                                                                        -----------      -----------
           Cash at End of Year                                          $   226,267      $     3,261
                                                                        ===========      ===========
Supplemental disclosures of cash flow information:
    Interest paid during the year                                       $        --      $        --
    Income taxes paid during the year                                            --               --


                        ROTARY POWER INTERNATIONAL, INC.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 1:   BASIS OF PRESENTATION

      The accompanying consolidated financial statements for Rotary Power International, Inc. ("RPI") and its wholly-owned subsidiaries, E-Drive Systems Corporation ("E-Drive") and Pegasus Technologies Incorporated ("Pegasus, and collectively with RPI and E-Drive, the "Company") have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented. During the first quarter ended March 31, 2001, neither Pegasus nor E-Drive had material transactions.

      Information as of December 31, 2000 included in the Consolidated Balance Sheets has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full year.


NOTE 2:   SUPPLEMENTAL NON-CASH TRANSACTIONS

      The Company entered into an agreement, effective January 31, 2001 (the "Deviation Agreement") with John Deere Technologies International ("JDTI") which revises the payment obligations of the Company set forth under the terms of the Purchase Agreement, dated November 15, 1991, as amended (the "Original Purchase Agreement"), pursuant to which the Company acquired all of the assets and business of the rotary engine division of JDTI. Under the terms of the Original Purchase Agreement, the Company had a remaining obligation to make certain deferred acquisition payments (minimum royalties) through the year 2006 in an aggregate amount of $4,725,000. As a result of the Deviation Agreement, the Company is now obligated to make a cash payment of $100,000 to JDTI on January 31, 2001 and additional cash payments of $100,000 and $150,000 in June and November of 2001, respectively. The Company is also required to make royalty payments to JDTI based upon sales of its engines in the amount of 3% of the sales price of each engine sold prior to February 1, 2006, 2.5% of the sales price of each engine sold prior to February 1, 2011, and 2% of the sales price of each engine sold prior to February 1, 2016. In exchange for the cash payments and the royalty payments, JDTI agreed to waive its right to receive the $4,725,000 of deferred payments required by the Original Purchase Agreement. If the Company fails to make any of the payments required by the Deviation Agreement, the Deviation Agreement becomes null and void and the obligation to make the deferred payments required by the Original Purchase Agreement is restored.

      On January 31, 2001, the Company closed its offer to the holders of its outstanding 10.412% Bonds due December 15, 2007 (the "Bonds") to exchange each $2.00 of principal and accrued interest through January 31, 2001 on the Bonds for one share of the Company's Common Stock (the "Exchange"). The holders of 100% of the outstanding Bonds agreed to accept the Company's offer. At January 31, 2001, the principal of and accrued interest on the Bonds aggregated approximately $4,978,020 and the Company issued a total of 2,489,015 shares of its Common Stock as part of the Exchange. The shares of Common Stock issued to the holders of the Bonds are "restricted securities" for purposes of the Securities Act and, under the terms of the Exchange, the Bondholders will not be permitted to publicly offer or sell those the shares of Common Stock before January 31, 2003 without the prior written consent of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

   COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      The Company made substantial progress to reduce the Company's liabilities through debt settlements aggregating approximately $9,800,000. In January, 2001, the Company entered into two debt reducing transactions, including the exchange of shares of its Common Stock for its outstanding Bonds and the execution of the Deviation Agreement with JDTI.

      The Company had no revenues for the three months ended March 31, 2001. For the comparable period of 2000, revenues were $25,200.

      General and administrative costs for the three months ended March 31, 2001 increased $149,339, or 52.9%, to $431,429, compared to $282,090 for the same period of 2000. The increase was primarily due to increased personnel costs in both the areas of administration and engine production. Additionally, the debt restructuring and financing activities resulted in an increase in legal and accounting expenses.

      The loss from operations increased $168,590, or 60.9%, to a loss of $445,334 for the three months ended March 31, 2001 from a loss of $276,744 for the same period in 2000, reflecting the increased general and administrative expenses.

      Interest expense on the Company's long-term debt and notes payable was $89,689 for the three months ended March 31, 2001 or 47.1% lower than the Company's interest expense of $169,427 for the same period of 2000. Such decrease reflects the lowered interest costs resulting from the debt settlements effected in January, 2001. Other expense of $169,869 for the three months ended March 31, 2001 is largely attributable to the elimination of the unamortized bond issuance costs resulting from the Exchange.

      The net loss for the Company before extraordinary income was $704,892, compared to the net loss for the same period of 2000 of $413,301, which is an increase of $291,591, or 70.6%. The comparable net loss for the three months ended March 31, 2001 did not include the extraordinary income of $3,485,473 resulting from the restructuring of the JDTI obligation.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's current monthly operating cash expenditures of approximately $100,000, together with expenditures for the costs associated with its engine building operations, are being financed with the proceeds from the Company's private equity offerings of Common Stock and/or warrants.

      During the period ended March 31, 2001, the Company received $823,398, net of any payment of financing fees, from the sale of shares of Common Stock and/or warrants.

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



PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


      In the fourth quarter of 2000, the Company commenced a private placement offering of its shares of Common Stock at $.50 per share. The Company sold 370,000 shares of Common Stock in the private placement offering during the fourth quarter. During the first quarter of 2001, the Company sold 270,000 shares of Common Stock and completed the private placement offering. In January, 2001, the Company issued all of the 640,000 shares sold to thirteen accredited investors. The Company received gross proceeds of $320,000 from these sales and paid $64,000 to the Company's placement agent in the offering, thereby resulting in net proceeds to the Company of $256,000. The shares of Common Stock issued in this offering were not registered under the Securities Act and are "restricted securities" for purposes of the Securities Act. Such shares were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

      On January 25, 2001, the Company sold 291,668 shares of Common Stock to three individuals at a price of $.60 per share. As part of this transaction, these individuals received warrants to purchase an aggregate of 145,834 shares of Common Stock at an exercise price of $1.20 per share. The warrants expire on January 25, 2003. The Company received gross proceeds of $175,000.80 from the sale of these shares and warrants and paid $17,500 to Londonderry Capital Structuring Ltd. ("Londonderry") as a facilitation fee under the terms of the facilitation agreement between Londonderry and the Company, thereby resulting in net proceeds to the Company of $157,500.80. The shares and warrants issued in this offering were not registered under the Securities Act and are "restricted securities" for purposes of the Securities Act. The shares and warrants were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

      On January 31, 2001, the Company closed its offer to the holders of its outstanding Bonds and issued a total of 2,489,015 shares of its Common Stock as part of the Exchange. See the discussion of the terms of the Exchange under Note 2, "SUPPLEMENTAL NON-CASH TRANSACTIONS," of the Notes to Consolidated Financial Statements. The shares of Common Stock issued to the holders of the Bonds are "restricted securities" for purposes of the Securities Act and, under the terms of the Exchange, the Bondholders will not be permitted to publicly offer or sell those the shares of Common Stock before January 31, 2003 without the prior written consent of the Company.

      In December, 2000, the Company entered into a settlement agreement with certain assignees of Abejon, a former customer of the Company and agreed, among other things, to issue 200,000 shares of its Common Stock to such assignees in consideration of the release of certain obligations of the Company to Abejon. In February, 2001, the Company issued the 200,000 shares of Common Stock to such assignees of Abejon. The shares of Common Stock issued to the assignees of Abejon were not registered under the Securities Act and are "restricted securities" for purposes of the Securities Act. These shares of Common Stock were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

      In February, 2001, the Company's Board of Directors approved the grant of options to purchase an aggregate of 605,000 shares of Common Stock at $.60 per share to ten individuals, including the Company's three directors and its two advisory board members. Each option is exercisable for five years from the date of grant. These options were granted under the Company's 2000 Stock Option Plan.

      In March, 2001, the Company sold 550,831 units (the "Units") at a price of $1.20 per Unit in a private placement offering to fourteen accredited investors. Each Unit consisted of two shares of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price of $1.20. Each warrant expires two years from the date of its issuance. The Company received gross proceeds of $660,998 from the sale of the Units and paid $66,100 to the Company's placement agent in the offering, thereby resulting in net proceeds to the Company of $594,898. The shares of Common Stock and the warrants comprising the Units were not registered under the Securities Act and are "restricted securities" for purposes of the Securities Act. The Units were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.


ITEM 5.   OTHER INFORMATION

      Effective January 31, 2001, the Company entered into a Deviation Agreement with JDTI to revise the payment obligations of the Company to JDTI pursuant to the terms of the Original Purchase Agreement. See the discussion of the terms of the Deviation Agreement under Note 2, "SUPPLEMENTAL NON-CASH TRANSACTIONS," of the Notes to the Consolidated Financial Statements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS TO 10-QSB

            11 Computations of Earnings (Loss) Per Common Share for the Three Months Ended March 31, 2001 and 2000.

        (b) REPORTS ON FORM 8-K

            No Current Reports on Form 8-K were filed by the Company during the period ended March 31, 2001.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ROTARY POWER INTERNATIONAL, INC.


                                 /s/ Douglas Drew
                                -----------------------------------------
                                Douglas Drew
                                Vice President, Finance and Director
                                (Principal Financial Officer and Duly Authorized Executive Officer)


Dated:  May 14, 2001