Form 10QSB
period 2001-06-30
ROTARY POWER INTERNATIONAL INC
filed 2001-08-14
CIK 914539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 1-12756

ROTARY POWER INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3632860

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 128, Wood-Ridge, New Jersey	07075-0128

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (973) 470-7000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒  Yes     ☐  No

The number of shares outstanding of the Registrant’s Common Stock par value $0.01, as of August 14, 2001 was 17,916,866.

Transitional Small Business Disclosure Format:          ☐  Yes     ☒No

ROTARY POWER INTERNATIONAL, INC.

FORM 10-QSB

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2001 AND DECEMBER 31, 2000

ASSETS
	June 30, 2001	December 31, 2000

	(unaudited)
Current assets:
Cash	$26,595	$24,075
Accounts receivable	18,668	18,790
Income taxes recoverable	--	357,811
Other receivables	30,000	30,000
Inventories	762,620	671,875
Other current assets	2,122

Total Current Assets	840,005	1,102,551
Fixed assets, net	15,599	17,627
Patents	1	1
Other assets	26,001	189,730

	$881,606	$1,309,909

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$315,742	$207,297
Accrued liabilities	206,186	288,376
Other current liabilities	75,000	75,000
Deferred acquisition obligation - current	150,000	2,225,000

Total Current Liabilities	746,928	2,795,673
Long-term liabilities:
Deferred acquisition obligation	--	1,946,055
Long-term debt	--	4,914,060
Note Payable	350,000	350,000

Total Liabilities	1,096,928	10,005,788

Commitments and contingencies
Stockholders' deficiency:
Preferred stock, 5,000,000 par value $.01 shares authorized; 50,000 shares issued and outstanding	500	500
Common stock, par value $.01; 100,000,000 shares authorized; 17,216,866 for 2001 and 11,482,855 for 2000 shares issued and outstanding	172,169	114,829
Subscriptions receivable	--	(19,185)
Paid-in capital	19,246,973	12,985,613
Accumulated deficit	(19,634,964)	(21,777,636)

Total Stockholders' Deficiency	(215,322)	(8,695,879)

	$881,606	$1,309,909

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenues	$--	$6,200	$--	$31,200

Costs and expenses:
Cost of revenues	--	23,953	--	43,807
General and administrative	649,122	323,153	1,094,456	605,243

Total Cost and Expenses	649,122	347,106	1,094,456	649,050

Loss From Operations	(649,122)	(340,906)	(1,094,456)	(617,850)

Other income (expense):
Interest expense	(3,500)	(157,516)	(93,189)	(326,943)
Interest income	713	--	713	--
Other, net	14,000	(6,959)	(155,869)	25,911

Total Other Income (Expense)	11,213	(164,475)	(248,345)	(301,032)

Net Loss before Extraordinary Item	(637,909)	(505,381)	(1,342,801)	(918,882)
Extraordinary income item, net of taxes of $357,811	--	--	3,485,473	--

Net Income (Loss)	$(637,909)	$(505,381)	$2,142,672	$(918,882)

Basic:
Loss from operations before extraordinary items per common share	$(0.04)	$(0.07)	$(0.09)	$(0.14)
Net income (loss) per common share	$(0.04)	$(0.07)	$0.14	$(0.14)
Average shares outstanding	15,736,903	7,134,849	14,822,077	6,673,853
Diluted:
Loss from operations before extraordinary items per common share			$(0.09)
Net income (loss) per common share			$0.11
Average shares outstanding			19,094,895

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

	2001	2000

Cash flows from operating activities:
Net income (loss)	$2,142,672	$(918,882)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	1,734	11,510
Amortization	1,950	42,492
Interest	86,189	331,853
Other	7,872	--
Taxes related to forgiveness of debt	357,811	--
Write-off of deferred bond inssuance costs	161,779	--
Forgiveness of debt	(3,843,284)	--
Common stock issued for professional services	--	124,215
Changes in assets and liabilities:
Accounts receivable	--	(5,500)
Inventories	(90,745)	2,701
Other current assets	(2,000)	1,030
Other assets	294	--
Accounts payable	122,235	128,002
Accrued liabilities	115,210	38,270

Net Cash Used in Operating Activities	(938,283)	(244,309)

Cash flows from financing activities:
Payments for deferred acquistion obligation	(200,000)	--
Issuance of common stock, net of issuance costs of $168,380 in 2001	1,121,618	269,500
Proceeds from subscriptions receivable	19,185	--

Net Cash Provided by Financing Activities	940,803	269,500

Net Increase in Cash	2,520	25,191
Cash at beginning of year	24,075	53,295

Cash at End of Year	$26,595	$78,486

Supplemental disclosures of cash flow information:
Interest paid during the year	$--	$90
Income taxes paid during the year	400	400

ROTARY POWER INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1:           BASIS OF PRESENTATION

             The accompanying consolidated financial statements for Rotary Power International, Inc. (“RPI”) and its wholly-owned subsidiaries, E-Drive Systems Corporation (“E-Drive”) and Pegasus Technologies Incorporated (“Pegasus, and collectively with RPI and E-Drive, the “Company”) have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented.  During the second quarter ended June 30, 2001, neither Pegasus nor E-Drive had material transactions.

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

NOTE 2:           SUPPLEMENTAL NON-CASH TRANSACTIONS

             The Company entered into an agreement, effective January 31, 2001 (the “Deviation Agreement”) with John Deere Technologies International (“JDTI”) which revises the payment obligations of the Company set forth under the terms of the Purchase Agreement, dated November 15, 1991, as amended (the “Original Purchase Agreement”), pursuant to which the Company acquired all of the assets and business of the rotary engine division of JDTI. Under the terms of the Original Purchase Agreement, the Company had a remaining obligation to make certain deferred acquisition payments (minimum royalties) through the year 2006 in an aggregate amount of $4,725,000.  As a result of the Deviation Agreement, the Company made a cash payment of $100,000 to JDTI on January 31 and June 30, 2001 and is obligated to make an additional cash payment of $150,000 in November, 2001.  The Company is also required to make royalty payments to JDTI based upon sales of its engines in the amount of 3% of the sales price of each engine sold prior to February 1, 2006, 2.5% of the sales price of each engine sold prior to February 1, 2011, and 2% of the sales price of each engine sold prior to February 1, 2016.  In exchange for the cash payments and the royalty payments, JDTI agreed to waive its right to receive the $4,725,000 of deferred payments required by the Original Purchase Agreement.  If the Company fails to make any of the payments required by the Deviation Agreement, the Deviation Agreement becomes null and void and the obligation to make the deferred payments required by the Original Purchase Agreement is restored.

             In March, 2000, the Company approved the issuance of 1,000,000 shares of common stock, $.01 par value (the “Common Stock”) to Kenneth Brody, its former President, Chief Executive Officer and Director at $.188 per share and the issuance of 50,000 shares of Common Stock to the manager of the Company’s mid-size engine division at $.188 per share.  The Company accrued compensation expense for the 1,050,000 shares at $.188 per share in December, 2000 for such awards.  In June, 2001, the Company issued such shares of Common Stock to its former President, Chief Executive Officer and to the manager of the Company’s mid-size engine division.  See the discussion under Part II, Item 2 “Changes in Securities and Use of Proceeds” below.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

             The Company has manufactured and tested both Series 70 and Series 580 engines on a pre-production basis.  Early in the fourth quarter of 2001, the Company anticipates delivering the first of three 2 Rotor Series 70 diesel-fueled engines to Safe Boats International, LLC for installation in their boats.

             Comparison of Six Months Ended June 30, 2001 and 2000

             The Company had no revenues for the six months ended June 30, 2001.  For the comparable period of 2000, revenues were $31,200.

             General and administrative costs for the six months ended June 30, 2001 increased $489,213, or 81%, to $1,094,456, compared to $605,243 for the same period of 2000.  The increase was primarily due to increased personnel costs in the areas of administration and engine production, reflecting the Company’s increased activity.  Additionally, the Company’s debt restructuring and financing activities resulted in an increased level of legal and consulting expenses.

             The loss from operations increased $476,606, or 77%, to a loss of $1,094,456 for the six months ended June 30, 2001 from a loss of $617,850 for the same period in 2000, reflecting increased general and administrative expenses.

             Interest expense on the Company’s long-term debt and notes payable decreased $233,754, or 72%, to $93,189 from $326,943 for the same period in 2000.  The decrease reflects the lowered interest costs resulting from the elimination of debt pursuant to the JDTI settlement and the bond exchange effected in January, 2001.  Other expense of $155,869 for the six months ended June 30, 2001 is largely attributable to the elimination of the unamortized bond issuance costs resulting from the bond exchange.

             The net loss for the Company before extraordinary income was $1,342,801, compared to a net loss for the same period of 2000 of $918,882, which is an increase of $423,919, or 46%.

             Inclusion of extraordinary income of $3,485,672 for the six months ended June 30, 2001 arising from the first quarter debt restructuring resulted in a net profit of $2,142,672, compared to a loss of $918,882 for the comparable period of 2000.

Liquidity and Capital Resources

             During the second quarter, the Company received $280,720 in net proceeds from its sale of Common Stock and warrants.

             Management believes that the Company’s current cash position, together with the anticipated net proceeds from a private placement offering of Common Stock and warrants which the Company expects to receive by not later than September 30, 2001, will be adequate to meet the Company’s operating requirements for the balance of fiscal year 2001.  However, if the Company incurs any additional unanticipated expenses or does not receive the anticipated proceeds from the private offering, it may be required to seek additional financing from outside sources during the remainder of the fiscal year to fund its operations.

“Safe Harbor” Statement

             This filing contains forward-looking statements.  The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “will,” “could,” “may,” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, future financing activities and future net cash flow.  Such statements reflect the Company’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company’s control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated.  Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

PART II - OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

             During the second quarter, the Company sold 265,833 units (the “Units”) at a price of $1.20 per Unit in a private placement offering to twelve accredited investors.  Each Unit consisted of two shares of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price of $1.20.  Each warrant expires two years from the date of its issuance.  The Company received gross proceeds of $319,000 from the sale of the Units and paid $38,280 to the Company’s placement agent in the offering, thereby resulting in net proceeds to the Company of $280,720.  The shares of Common Stock, the warrants and the shares of Common Stock underlying the warrants comprising the Units were not registered under the Securities Act of 1933 (the “Securities Act”) and are “restricted securities” for purposes of the Securities Act.  The Units were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

             Effective May 1, 2001, the Company entered into a Termination and Settlement Agreement (the “Termination and Settlement Agreement”) with Londonderry Capital Structuring Ltd. (“Londonderry Capital”) and Londonderry Management Services Ltd. (“Londonderry Management”) pursuant to which the Company issued or agreed to issue certain securities.  All securities issued and which the Company agreed to issue under the Termination and Settlement Agreement, including the shares, the warrant and the shares underlying the warrant issued to Londonderry Capital, were not and will not be registered under the Securities Act and are and will be “restricted securities” for purposes of the Securities Act.  The securities issued to Londonderry Capital were issued and will be issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

             In June, 2001, the Company issued 1,000,000 shares of Common Stock to Kenneth L. Brody, the Company’s former President, Chief Executive Officer and Director.  The issuance of the shares was previously approved by the Board of Directors in March, 2000 as a compensation award in consideration of his management efforts from December, 1997 to April, 2000.  The shares of Common Stock issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  These shares of Common Stock were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

             Also in June, 2001, the Company issued 50,000 shares of Common Stock to the manager of the Company’s mid-size engine division.  The issuance was previously approved by the Board of Directors in March, 2000 as a compensation award in consideration of such individual’s services to the Company.  The shares of Common Stock were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  These shares of Common Stock were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

             On June 18, 2001, the Board of Directors approved the grant of options to purchase an aggregate of 30,000 shares of Common Stock to the three new Advisory Board members appointed on the same date.  See the discussion under Item 5 “Other Information” below.  Each option allows the holder to purchase 10,000 shares of Common Stock at an exercise price of $1.01 per share, and is exercisable for five years from the date of grant.  These options were granted under the Company’s 2000 Stock Option Plan.

ITEM 5.            OTHER INFORMATION

             On June 18, 2001, the Company’s Board of Directors appointed three new Advisory Board members.  The new members of the Company’s Advisory Board are Edwin (“Ted”) Knetzger III, co-founder and Chairman Emeritus of Greenwich Capital Markets, Inc., Hans Angermueller, a former Vice-President of Citicorp/Citibank and currently of counsel to the law firm of Shearman & Sterling, and Stephen Baksa, a Managing Director of The Vertical Group, a venture capital firm.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS TO 10-QSB

	11	Computations of Earnings (Loss) Per Common Share for the Six Months Ended June 30, 2001 and 2000.

(b)	REPORTS ON FORM 8-K

A Current Report on Form 8-K was filed by the Company on May 15, 2001 relating to the Termination and Settlement Agreement with Londonderry Capital and Londonderry Management.

A Current Report on Form 8-K was filed by the Company on June 12, 2001 relating to the resignation of Conway Davis and appointment of Ronald G. McKeown as Director, President and Chief Executive Officer.

SIGNATURES

                In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTARY POWER INTERNATIONAL, INC.

/s/ Douglas Drew

Douglas Drew
Vice President, Finance and Director
(Principal Financial Officer and Duly Authorized Executive Officer)

Dated: August 14, 2001