Form 10QSB
period 2001-09-30
ROTARY POWER INTERNATIONAL INC
filed 2001-11-09
CIK 914539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 1-12756

ROTARY POWER INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3632860
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 128, Wood-Ridge, New Jersey
07075-0128
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (973) 470-7000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes        ☐ No

The number of shares outstanding of the Registrant’s Common Stock par value $0.01, as of November 9, 2001 was 19,164,543.

Transitional Small Business Disclosure Format:  ☐ Yes     ☒ No

ROTARY POWER INTERNATIONAL, INC

FORM 10-QSB

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

	September 30,	December 31,
	2001	2000
	(unaudited)
ASSETS
Current assets:
Cash	$65,759	$24,075
Accounts receivable	6,619	18,790
Income taxes recoverable	--	357,811
Other receivables	30,000	30,000
Inventories	807,341	671,875
Other current assets	1,122	--

Total Current Assets	910,841	1,102,551

Fixed assets, net	14,907	17,627
Patents	1	1
Other assets	26,001	189,730
	$951,750	$1,309,909

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$230,327	$207,297
Accrued liabilities	143,368	288,376
Other current liabilities	75,000	75,000
Deferred acquisition obligation – current	150,000	2,225,000

Total Current Liabilities	598,695	2,795,673

Long-term liabilities:
Deferred acquisition obligation	--	1,946,055
Long-term debt	--	4,914,060
Note Payable	350,000	350,000

Total Liabilities	948,695	10,005,788

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, 5,000,000 par value $.01 shares authorized; 50,000 shares issued and outstanding	500	500
Common stock, par value $.01; 100,000,000 shares authorized; 18,464,543 for 2001 and 11,482,855 for 2000 shares issued and outstanding	184,645	114,829
Subscriptions receivable	--	(19,185)
Paid-in capital	19,845,983	12,985,613
Accumulated deficit	(20,028,073)	(21,777,636)

Total Stockholders' Deficiency	3,055	(8,695,879)

	$951,750	$1,309,909

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001

Revenues	$49,757	$--	$49,757	$31,200
Costs and expenses:
Cost of revenues	25,028	33,536	42,945	77,343
General and administrative	425,649	371,897	1,514,277	977,140

Total Cost and Expenses	450,677	405,433	1,557,222	1,054,483

Loss From Operations	(400,920)	(405,433)	(1,507,465)	(1,023,283)

Other income (expense):
Interest expense	(3,500)	(169,427)	(96,689)	(496,370)
Interest income	--	--	713	--
Other, net	23,400	6,611	(132,469)	32,522

Total Other Income (Expense)	19,900	(162,816)	(228,445)	(463,848)

Net Loss before Extraordinary Item	(381,020)	(568,249)	(1,735,910)	(1,487,131)

Extraordinary income item, net of taxes of $357,811	--	--	3,485,473

Net Income (Loss)	$(381,020)	$(568,249)	$1,749,563	$(1,487,131)

Basic:
Loss from operations before extraordinary items per common share	$(0.02)	$(0.06)	$(0.11)	$(0.19)
Net income (loss per common share)	$(0.02)	$(0.06)	$0.11	$(0.19)
Average shares outstanding	17,946,978	10,028,757	15,875,157	7,800,317

Diluted:
Loss from operations before extraordinary items per common share	--	--	$(0.09)	--
Net income (loss per common share)	--	--	$0.09	--
Average shares outstanding	--	--	18,426,212	--

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,749,563	$(1,487,131)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	2,601	16,751
Amortization	1,950	63,738
Interest	86,189	497,780
Other	(5,918)	--
Taxes related to forgiveness of debt	357,811	--
Write-off of deferred bond issuance costs	161,779	--
Forgiveness of debt	(3,843,284)	--
Common stock issued for professional services	--	143,903
Changes in assets and liabilities:
Accounts receivable	12,049	(5,500)
Inventories	(135,466)	2,701
Other current as sets	(1,000)	1,030
Other as sets	119	--
Accounts payable	263,216	215,649
Accrued liabilities	130,592	41,770

Net Cash Used in Operating Activities	(1,219,799)	(509,309)

Cash flows from financing activities:
Payments for deferred acquisition obligation	(200,000)	--
Issuance of common stock, net of issuance costs of $208,700 in 2001	1,442,298	480,400
Proceeds from subscriptions receivable	19,185	--

Net Cash Provided by Financing Activities	1,261,483	480,400

Net Increase in Cash	41,684	(28,909)

Cash at beginning of year	24,075	53,295

Cash at End of Year	$65,759	$24,386

Supplemental disclosures of cash flow information:
Interest paid during the year	$--	$1,410
Income taxes paid during the year	$400	$400

ROTARY POWER INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1:          BASIS OF PRESENTATION

             The accompanying consolidated financial statements for Rotary Power International, Inc. (“RPI”) and its wholly-owned subsidiaries, E-Drive Systems Corporation (“E-Drive”) and Pegasus Technologies Incorporated (“Pegasus, and collectively with RPI and E-Drive, the “Company”) have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented.  During the third quarter ended September 30, 2001, neither Pegasus nor E-Drive had material transactions.

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

             In March, 2000, the Company approved the issuance of an aggregate of 150,000 shares of the Company’s common stock, $.01 par value (the “Common Stock”), to two of the Company’s key personnel at $.188 per share.  The Company accrued compensation expense for the 150,000 shares at $.188 per share in December, 2000 for such awards.  In July, 2001, the Company issued such shares of Common Stock to its key personnel.  See the discussion under Part II, Item 2 “Changes in Securities and Use of Proceeds” below.

NOTE 3:          SUBSEQUENT EVENTS

             The Company was unable to pay an unsecured promissory note (the “Abejon Note”) which was due on August 31, 2001 in a total amount, including principal and all accrued interest, of $79,208.  The Abejon Note was issued by the Company in December, 2000 as required by its Settlement Agreement with Abejon Rotary Power Corporation (“Abejon”).  The holder of the Abejon Note agreed to an extension of the Abejon Note through September 30, 2001 in exchange for an additional $5,000 being added to the amount due on the Abejon Note, thereby increasing the total amount due to $84,208.  The Company was unable to pay the amount due on the Abejon Note on September 30, 2001 and is currently in the process of negotiating a settlement and additional extension of the Abejon Note with the holder thereof.

             In October, 2001, the Company entered into an agreement with JDTI to further modify the payment schedule under the Deviation Agreement.  Under the terms of the modified Deviation Agreement, the Company is now obligated to pay to JDTI $50,000 by November 30, 2001, $50,000 by March 31, 2002 and $50,000 by May 31, 2002.  All of the other terms of the Deviation Agreement remain the same.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Results of Operations

             The Company has manufactured and tested both Series 70 and Series 580 engines on a pre-production basis.  In November, 2001, the Company anticipates delivering one 2 Rotor Series 70 diesel-fueled engine to Safe Boats International, LLC for installation in one of its boats.

        Comparison of Nine Months Ended September 30, 2001 and 2000

             The Company had revenues of $49,757 for the nine months ended September 30, 2001 derived from a contract for the preliminary design of a new rotary engine.  Related expenses totaled $15,432.  For the comparable period of 2000, revenues were $31,200.

             General and administrative costs for the nine months ended September 30, 2001 increased $537,137, or 55%, to $1,514,277, compared to $977,140 for the same period of 2000.  The increase was primarily due to increased personnel costs in administration, engine design support, and engine production, reflecting the Company’s increased activity.  Additionally, the Company’s debt restructuring and financing activities resulted in an increased level of legal and consulting expenses.

             The loss from operations increased $484,182, or 47%, to a loss of $1,507,465 for the nine months ended September 30, 2001 from a loss of $1,023,283 for the same period in 2000, reflecting increased general and administrative expenses.

             Interest expense on the Company’s long-term debt and notes payable decreased $399,681, or 81% to $96,689 from $496,370 for the same period in 2000.  The decrease reflects the lowered interest costs resulting from the elimination of debt pursuant to the JDTI settlement and the bond exchange effected in January, 2001.  Other expenses of $132,469 for the nine months ended September 30, 2001 is largely attributable to the elimination of the unamortized bond issuance costs resulting from the bond exchange.

             The net loss for the Company before extraordinary income was $1,735,910, compared to a net loss for the same period of 2000 of $1,487,131, which is an increase of $248,779, or 17%.

             Inclusion of extraordinary income of $3,485,473 for the nine months ended September 30, 2001 arising from the first quarter debt restructuring resulted in a net profit of $1,749,563, compared to a loss of $1,487,131 for the comparable period of 2000.

Liquidity and Capital Resources

             During the third quarter, the Company received $320,680 in net proceeds from its sale of Common Stock and warrants and from the proceeds received from one holder’s exercise of a warrant.

             Management believes that the Company’s current cash position, together with net proceeds of at least $250,000 from a private placement offering of Common Stock which the Company is currently conducting, will be adequate to meet the Company’s operating requirements for the balance of fiscal year 2001.  However, if the Company incurs any additional unanticipated expenses or does not receive proceeds from the private offering in the foregoing amount, it may be required to seek additional financing from outside sources during the remainder of the fiscal year to fund its operations.

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

PART II - OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

             During the third quarter, the Company sold 280,000 units (the “Units”) at a price of $1.20 per Unit in a private placement offering to fourteen (14) accredited investors.  Each Unit consisted of two shares of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price of $1.20.  Each warrant expires two years from the date of its issuance.  The Company received gross proceeds of $336,000 from the sale of the Units and paid $40,320 to the Company’s placement agent in the offering, thereby resulting in net proceeds to the Company of $295,680.  The shares of Common Stock, the warrants and the shares of Common Stock underlying the warrants comprising the Units were not registered under the Securities Act of 1933 (the “Securities Act”) and are “restricted securities” for purposes of the Securities Act.  The Units were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

             In July, 2001, the Company issued an aggregate of 150,000 shares of Common Stock to two of its key personnel.  The issuance was previously approved by the Board of Directors in March, 2000 as a compensation award in consideration of such individual’s services to the Company.  The shares of Common Stock were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  These shares of Common Stock were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

             In July, 2001, Londonderry Capital Structuring Ltd. (“Londonderry”) notified the Company that it desired to exercise its right to purchase 100,000 shares underlying the warrant that it received in May, 2000 to purchase 1,500,000 shares of the Company’s Common Stock at $.25 per share.  With the Company’s consent, Londonderry assigned its right to purchase such shares of Common Stock to a third party.  The Company received net proceeds of $25,000 from such exercise.  The shares of Common Stock issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

             In September, 2001, the Company issued 28,667 shares of Common Stock valued at $.60 per share to an individual consultant as consideration for consulting services rendered to the Company.  The issuance of Common Stock was made pursuant to a consulting agreement between the Company and the individual. The Company also issued 260,629 shares of Common Stock valued at $.60 per share to a partner of the law firm which serves as its legal counsel as consideration for legal services rendered to the Company, and such issuance was pursuant to a legal advisory agreement between the Company and its legal counsel.  The Company has equated the number of shares of Common Stock to the value of the consulting and legal services provided or to be provided by the individual and its legal counsel.  The Company filed a Registration Statement on Form S-8 on September 14, 2001 registering all of the shares issued to such individuals.

             Also on September 14, 2001, the Company issued 83,333 shares of Common Stock valued at $.60 per share to Londonderry Management Services Ltd. (“LMS”) in full and complete satisfaction of the unpaid sum of $50,000 owing to Londonderry in accordance with the terms of the Settlement and Termination Agreement effective May 1, 2001.  The Company additionally issued 33,333 shares of the Company’s Common Stock to LMS in full and complete satisfaction of unpaid invoice amounts equal to $20,000 for Ronald McKeown’s bona fide services under the terms of the consulting agreement by and between the Company and LMS effective May 1, 2001.  The shares of Common Stock issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act, and were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

             On the same date, the Company also issued 31,715 shares of Common Stock valued at $.60 per share to Virgil Wenger, the Chairman of the Company, in full and complete satisfaction of unpaid Director’s fees and expenses accrued over sixteen months equal to $19,029, which fees and expenses relate to Mr. Wenger’s services as the Chairman and a Director of the Board.  The shares of Common Stock issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act, and were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

             On September 19, 2001 the Company’s Board of Directors approved the grant of non-qualified options to purchase an aggregate of 24,000 shares of Common Stock to eight of the Company’s personnel.  Each option allows the holder to purchase 3,000 shares of Common Stock at an exercise price of $.45 per share for a two (2) year period from the date of grant.  These options were granted under the Company’s 2000 Stock Option Plan.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On July 31, 2001, the Company held its Annual Shareholders Meeting at the Company’s office in Wood-Ridge, New Jersey.  At the Annual Meeting, the proposal to approve and adopt an amendment to the Company’s Certificate of Incorporation to create a classified Board of Directors was approved by the Company’s shareholders.  The classified board will consist of three classes of directors:  one (1) Class I Director who shall serve for a term expiring in 2002, one (1) Class II Director who shall serve for a term expiring in 2003, and one (1) Class III Director who shall serve for a term expiring in 2004.  Upon the expiration of each Director’s term, his successor shall serve a three (3) year term.  The holders of 9,401,435 shares of Common Stock voted in favor of the creation of a classified board, the holders of 63,284 shares of Common Stock voted against the proposal and the holders of 1,139 shares of Common Stock abstained.

             The shareholders elected Douglas M. Drew to serve as the Class I Director, Ronald G. McKeown to serve as the Class II Director and Virgil E. Wenger to serve as the Class III Director.  The holders of 9,459,481 shares of Common Stock voted to elect each Director and the holders of 3,377 shares of Common Stock withheld their vote.

             The appointment of Demetrius & Company, L.L.C., as the independent accountants for the Company’s 2001 fiscal year was also ratified by the shareholders.  The holders of 9,437,442 shares of Common Stock voted in favor of ratifying the independent accountants, the holders of 5,327 shares of Common Stock voted against the proposal and the holders of 20,089 shares of Common Stock abstained.

ITEM 5.            OTHER INFORMATION

             The Company was unable to pay the Abejon Note due on September 30, 2001.  See the discussion of the Abejon Note under Note 3, “SUBSEQUENT EVENTS,” in the Notes to the Consolidated Financial Statements.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)

EXHIBITS TO 10-QSB

11

Computations of Earnings (Loss) Per Common Share for the Nine Months Ended September 30, 2001

and 2000.

(b)

REPORTS ON FORM 8-K

None.

SIGNATURES

                In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTARY POWER INTERNATIONAL, INC.

/s/ Ronald G. McKeown
Ronald G. McKeown
President and Chief Executive Officer, Executive Vice
President and Director of Marketing and Director
(Principal Executive Officer)

/s/ Douglas M. Drew
Douglas M. Drew
Vice President, Finance and Director
(Principal Financial Officer)

Dated:    November 9, 2001