Form 10KSB
period 2001-12-31
ROTARY POWER INTERNATIONAL INC
filed 2002-04-09
CIK 914539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:  1-12756

ROTARY POWER INTERNATIONAL, INC.

(Name of Small Business Issuer in Its Charter)

DELAWARE	13-3632860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Post Office Box 128, Wood-Ridge, New Jersey

(Address of Principal Executive Offices)

07075-0128

(Zip Code)

(973) 470-7000

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:   common stock, par value $.01 per share

Securities registered under Section 12(g) of the Exchange Act:   NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were $49,757.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $7,764,423.36, which is based on the average of the bid and ask price of $.37 on April 5, 2002.

The number of shares of common stock outstanding as of April 9, 2002 was 22,004,928.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-KSB ANNUAL REPORT

i

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

General

Rotary Power International, Inc. (the “Company”) is in the business of developing and manufacturing rotary engines for commercial use.  The Company has two wholly-owned subsidiaries, Pegasus Technologies, Incorporated (“Pegasus”) and E-Drive Systems Corporation (“E-Drive”).  Pegasus and E-Drive are currently inactive.  The Company intends to direct its product development and manufacturing to three commercial areas where the Company’s products are believed to have intrinsic advantages over reciprocating engines: (i) marine propulsion and shipboard use; (ii) energy generation; and (iii) prime movers for rotating machinery, such as pumps and compressors.  The characteristics of the Company’s products, including their light weight, small size and ability to burn a variety of fuels, are a competitive advantage in each of these markets.

The Company believes that the design of its engines provides advantages over other internal combustion engine designs.  Rotary engines do not have reciprocating parts. The compact nature of the power train of a rotary engine results in a high power-to-weight ratio. Since a rotary engine does not require the use of conventional connecting rods between the rotors and the crankshaft, engine volume reduction is realized making the power density of the rotary engine superior to a conventional four-stroke reciprocating engine. The Company believes that its stratified omnivorous charge rotary engine (the “SCORETM engine”) offers several advantages over reciprocating engines, such as multi-fuel capability, superior size and weight characteristics for a given power output, low vibration, greater reliability and design simplicity with a high commonality of parts and, in the natural gas-fueled version, lower emissions of oxides of nitrogen. The Company also believes that its SCORETM engine can be manufactured and produced at a significantly lower cost than turbine engines and will operate with better fuel economy than turbine engines.  The SCORETM engine is also ideally configured to operate at high efficiency on heavy fuels, which includes diesel and jet fuel and their derivatives.

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

History and Recent Developments

The Company, a Delaware corporation, was formed on October 23, 1991 for the purpose of purchasing substantially all of the assets and the business of the rotary engine division of John Deere Technologies International, Inc. (“JDTI”), which it completed on December 31, 1991.  JDTI had purchased the rotary engine division from Curtiss-Wright Corporation (“Curtiss-Wright”) in 1984.  JDTI, a wholly-owned subsidiary of Deere and Company, was, at the time, the leading company in the United States in the development and production of prototype rotary engines.  As a result of the acquisition from JDTI, the Company became the sole owner of all rotary engine assets of JDTI and Curtiss-Wright, including all the proprietary technology developed by both companies.

The Company formed an Industrial Products Group within the Company in March of 1994 to develop and sell natural gas rotary engines in commercial and industrial markets.  The Company executed a Development Agreement with Mazda North America (“MANA”) of Flat Rock, Michigan and Mazda Motor Corporation of Hiroshima, Japan on December 7, 1993 and developed a natural gas version of the Mazda rotary during the 1994 and 1995 calendar years designated as the Series 65 natural gas rotary engine.  To further augment its commercial product thrust, the Company created a wholly-owned subsidiary called Rotary Power Marine, Inc. (“RPM”) on July 26, 1995 to address the development of its engines for the commercial pleasure craft marine market.  RPM purchased essentially all of the assets of Rotary Marine Industries of Sandpoint, Idaho on August 30, 1995.

In December, 1996, the Company concluded an agreement with PowerCold Corporation (“PowerCold”) whereby PowerCold invested $1,000,000 in the Company in exchange for 2,000,000 shares of the Company’s Common Stock.  Simultaneously, the Company and PowerCold signed a Plan and Agreement of Merger on March 21, 1997.  This Plan and Agreement was never completed and was terminated in August, 1997.  PowerCold remains a shareholder of the Company, holding 1,935,000 shares of the Company’s Common Stock at December 31, 2001.

In January, 1998, the Company’s management formulated a plan to restructure the Company’s product line, financial position and direction to become a volume manufacturer of commercial engines.  Management directed the Company’s efforts toward the settlement of overdue debts, the reduction of operating costs, the attraction of key customers willing to purchase rotary engines in advance of production, and the search for capital to finance ongoing operations and new plant capacity.

In June, 1998, a portion of RPM’s assets were sold by the Company consisting of RPM’s name and logo, the Series 65 marine engines, parts, the supplier agreement with MANA for those engines as well as certain related production machinery, tooling and documentation.  As a result of such transaction, the Company renamed RPM “E-Drive Systems Corporation.”

On July 2, 1998, the Company entered into an agreement with Rotary Power Enterprises, Inc. (“RPE”), a value-added reseller of natural gas refrigeration and power generation equipment, pursuant to which the Company sold its 65 Series natural gas rotary engine inventory, parts and intellectual property to RPE.  In 1999, the Company also entered into two Engine Distributor Agreements with RPE, granting RPE the right to exclusively distribute the 580 Series natural gas rotary engines to commercial industrial markets worldwide.  In August, 2000, the Company entered into a non-exclusive manufacturing licensing agreement (the “Licensing Agreement”) with RPE, whereby the Company agreed to license to RPE the technology, know-how and technical information required for RPE to manufacture the Company’s 580 Series natural gas rotary engine.  In consideration of the license, the Company will receive a royalty equal to five percent (5%) of the net sales price of each 580 Series engine manufactured and sold by RPE.  The Licensing Agreement remains in effect unless and until an event of default occurs thereunder and the Licensing Agreement is terminated by either party in accordance with its terms.  As a result of the execution of the Licensing Agreement, the existing engine distributor agreements between the Company and RPE, which originally granted exclusive rights to RPE to distribute the 580 Series natural gas rotary engine in certain specified markets, were amended to provide that those rights are now non-exclusive, except with respect to certain RPE clients identified in the engine distributor agreements.

In October and November, 1999, the Company entered into several agreements with Londonderry Capital Structuring Limited (“Londonderry Capital”) of Toronto, Ontario, Canada, whereby Londonderry Capital agreed to provide advisory and consulting services in connection with the financial structure, operations and management of the Company, including a consulting agreement, an investor-relations agreement, a facilitation fee agreement and a subscription agreement, under which Londonderry Capital agreed to purchase up to 3,000,000 shares of the Company’s common stock at $.18 per share.  Under the terms of the facilitation agreement, Londonderry Capital or its nominee was entitled to receive a facilitation fee equal to ten percent (10%) of the gross proceeds of any financing proposal funded through Londonderry Capital or through Londonderry Capital’s efforts exclusive of any financing paid by Londonderry Capital or any parties involved in the funding.  Londonderry Capital was also entitled to receive a facilitation fee equal to 10% of the amount of any Company debt that Londonderry Capital arranged to restructure to some form other than debt and a two percent (2%) facilitation fee on all other sources of funding for the Company.

On May 1, 2001, the Company entered into a Termination and Settlement Agreement (the “Termination Agreement”), with Londonderry Capital and Londonderry Management Services Ltd. (“Londonderry Management”).  Pursuant to the terms of the Termination Agreement, the Company and Londonderry Capital agreed to terminate, effective as of May 1, 2001, all of their existing agreements.  In consideration therefor and in order to enable Londonderry Capital to settle certain long-term commitments, the Company agreed to (i) pay Londonderry Capital the sum of $50,000 to reimburse certain amounts and expenses; and (ii) issue to Londonderry Capital and/or its designees and assignees, warrants to purchase 500,000 shares of the Company’s restricted Common Stock at a cash price of $5.00 per share (the “Settlement Warrants”).  The Settlement Warrants are immediately exercisable until the third anniversary of the date of issuance.  The Company issued to Londonderry Capital 83,333 common shares on September 14, 2001 in full consideration of the $50,000 payment due to Londonderry Capital under the Termination Agreement.  The Company also agreed to issue 200,000 shares of restricted Common Stock to Londonderry Management and to grant McKeown an option under the Company’s stock option plan to purchase 300,000 shares of Common Stock (the “Employment Option”).  See Item 10, “Executive Compensation” below for the terms of the Employment Option.

Simultaneously with the execution of the Termination Agreement, the Company and Londonderry Management entered into a Management Consulting Agreement, dated as of May 1, 2001 (the “Consulting Agreement”), pursuant to which Londonderry Management agreed to provide management assistance to the Company by making available the services of Ronald G. McKeown to serve as Executive Vice President and Director of Marketing of the Company.  See Item 10, “Executive Compensation” below for the terms of the Consulting Agreement.  Mr. McKeown is the President and sole shareholder of both Londonderry Capital and Londonderry Management.

A succession in the management of the Company occurred in June, 2001.  Conway Davis, the former President, Chief Executive Officer and Director, resigned from his positions and on June 7, 2001 the Board of Directors appointed Mr. McKeown to the position of interim President and Chief Executive Officer.  Mr. McKeown also was appointed to the Board of Directors.  Upon the succession in management of the Company that occurred, the Board of Directors authorized the payment of $71,000 to Mr. Davis.  Mr. Davis held options to purchase 1,300,000 Common Shares of the Company at the time of his resignation.  These options were not exercised and have since expired.

In December, 2000, the Company made an offer to the holders of its outstanding 10.412% Bonds due December 15, 2007 (the “Bonds”) to exchange each $2.00 of principal and accrued interest through January 31, 2001 on the Bonds for one share of the Company’s Common Stock.  The exchange offer closed on January 31, 2001 and the holders of 100% of the outstanding Bonds agreed to accept the Company’s offer.  At January 31, 2001, the principal of and accrued interest on the Bonds aggregated approximately $4,978,020 and the Company issued a total of 2,489,015 shares of its Common Stock as part of the exchange.  See Item 5, “Market for Common Equity and Related Stockholder Matters” below.

In December, 2000, the Company also entered into a settlement agreement with certain assignees of Abejon Rotary Power Corporation (“Abejon”), a former customer of the Company.  Under the terms of the settlement agreement, the Company made a cash payment to such assignees in the amount of $25,000 and issued a promissory note to such assignees in the principal amount of $75,000 which bears interest at the rate of 8% per annum and was due on August 31, 2001.  In addition, the Company also issued 200,000 shares of its Common Stock to such assignees of Abejon.  On November 11, 2001, the promissory note was amended by the parties to increase the principal amount of the note to $90,000 in consideration for the modification of the terms of repayment.  Under the note, as modified, the Company is now obligated to repay $5,000 in monthly installments for the period of January to April 2002 and monthly installments of $10,000 thereafter until the note is repaid in full.  To date, no payments have been made by the Company under the note resulting in the Company being in default.  The note holder initiated a lawsuit against the Company on March 25, 2002 alleging breach of contract for non-payment.  The Company is currently in negotiation with the note holder to resolve the matter.  See Item 3, “Legal Proceedings” below for a description of the lawsuit.

The Company entered into an agreement, effective January 31, 2001 (the “Deviation Agreement”) with JDTI which revises the payment obligations of the Company to JDTI set forth under the terms of the Purchase Agreement dated November 15, 1991, as amended (the “Original Purchase Agreement”), pursuant to which the Company acquired all of the assets and business of the rotary engine division of JDTI. Under the terms of the Original Purchase Agreement, the Company had a remaining obligation to make certain deferred acquisition payments (minimum royalties) through the year 2006 in an aggregate amount of $4,725,000.  As a result of the Deviation Agreement, the Company was obligated to make a cash payment of $100,000 to JDTI on January 31, 2001 and additional cash payments of $100,000 and $150,000 in June and November of 2001, respectively.  The Company is also required to make royalty payments to JDTI based upon sales of its engines in the amount of 3% of the sales price of each engine sold prior to February 1, 2006, 2.5% of the sales price of each engine sold prior to February 1, 2011, and 2% of the sales price of each engine sold prior to February 1, 2016.  In exchange for the cash payments and the royalty payments, JDTI agreed to waive its right to receive the $4,725,000 of deferred payments required by the Original Purchase Agreement.  If the Company failed to make any of the payments required by the Deviation Agreement, the Deviation Agreement became null and void and the obligation to make the deferred payments required by the Original Purchase Agreement was restored.  The Company paid the first two payments of $100,000 as above.  In October, 2001, JTDI agreed to defer the final payment of $150,000 due November, 2001, and the Company instead is obligated to make three payments of $50,000 on each of March 31, April 30 and May 31, 2002.  As of the date of this Annual Report on Form 10-KSB, the Company had not paid the $50,000 payment that was due March 31, 2002.

On December 3, 2001, the Company entered into an engagement letter (the “OEA Letter”) with OneEightyAssociates, LLC (“OEA”) pursuant to which OEA agreed to provide certain financial consulting services to the Company over a term of twelve months (the “OEA Engagement Term”).  In consideration of such services, the Company agreed, among other things, to pay OEA a monthly consulting fee in the amount of $25,000 plus, for each month of the OEA Engagement Term, the Company agreed to issue OEA shares of Common Stock equal to one half of one percent (0.5%) of the outstanding common stock ownership of the Company as of December 3, 2001, for the first six (6) months and one half of one percent (0.5%) of the outstanding common stock ownership of the Company as of June 1, 2002, for the second six (6) months of the OEA Engagement Term.  On February 7, 2002, the Company advised OEA that the Company was terminating the services provided by OEA as of January 23, 2002.  On March 14, 2002, the Company and OEA signed a settlement agreement in which the Company agreed to pay a termination payment to OEA of $50,000 payable on or before March 31, 2002.  The terms of the settlement agreement provide that the termination payment date may be automatically extended to April 15, 2002 if the termination payment is not paid on March 31, 2002.  The payment date was extended to April 15, 2002 pursuant to the terms of the settlement agreement.  In the event that the Company does not pay the settlement amount to OEA by April 15, 2002, the OEA Agreement shall remain in full force and effect including the Company and OEA’s obligations thereunder.

Technology

History

The Wankel GmbH rotary engine, upon which the Company’s rotary engines are based, was first demonstrated in 1954 and is named after its developer, the late Dr. Felix Wankel, a specialist in the design of sealing devices.  In 1958, Curtiss-Wright obtained the first license for rotary engine technology from Wankel GmbH, which gave Curtiss-Wright an exclusive license for North America and certain non-exclusive rights outside of North America.  Curtiss-Wright’s research and development efforts initially involved gasoline rotary engines with a wide range of power for use in military vehicles and aircraft, and for various commercial uses including automobiles, aircraft, marine pleasure craft and lawn mowers.  In the 1960’s, the early rotary engines experienced serious problems with gas sealing and poor reliability.  Enormous progress in materials technology, such as the development of advanced ceramic material, has significantly contributed to the solution of past sealing and reliability problems.

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

The Company has continued to develop and improve the rotary engine’s features, including the reduction in fuel consumption and emissions, the use of ceramics for increased durability, the use of high speed electronic fuel injection systems and controls, and increased power density.

Description of the SCORETM Engine

The stratified charge combustion concept is used by the Company in its SCORETM engines in order to improve the burning of the fuel in the elongated combustion chamber.  In this process, there are two high-pressure injection nozzles.  The pilot injector injects a small amount of fuel that is ignited by an electrically energized source.  This creates a pilot flame which ignites a larger amount of fuel which is injected by the main injector into a stationary flame front as the rotor sweeps past it, creating a layered (stratified) charge.  This dual injection system results in more complete combustion of the fuel, which in turn allows reduced emissions, better fuel economy and the engine’s ability to run on a wide range of fuels which burn at different rates (omnivorous).

The injection and ignition system of the SCORETM engine allows the engine to operate using heavy fuels over a wide horsepower and speed range.  The SCORETM engine is configured to operate at high efficiency on heavy fuels, which include diesel fuel, jet fuel and their derivatives, as well as light bunker fuels.  Diesel fuel is the fuel of choice for the commercial marine marketplace because of the safety of operation and desirability for insurance coverage.

Engine Products

The Company is currently focusing its efforts on the production of the three families of displacement rotary engines described below.  The table below also includes the series designation for each family, the displacement per rotor, the current and potential horsepower per rotor and the maximum potential horsepower of each family of the Company’s rotary engines.

Family	Displacement per Rotor	Current Horsepower/Rotor	Potential Family Horsepower Range
(1-6 Rotors)
70 Series Liquid	0.67 liters	80-125	80- 500
580 Series Liquid	5.8 liters	450-520	450-3000
580 Series Gaseous	5.8 liters	250	250-1500

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

Research and Development Contracts

The Company received a contract from Omnitech Robotics in January, 2001 as a result of its membership in the Omni Team Consortium (the “Consortium”).  The Consortium was formed to create a preliminary design of an Unmanned Ground Combat Vehicle contract from the Defense Advanced Research Projects Agency (“DARPA”) of the U.S. Government.  The Company’s contract responsibility included the creation of a preliminary design of a single rotor 70 Series liquid fueled rotary engine and engine associated components for the vehicle’s on-board prime power generator set.  The Company fulfilled its obligations under the contract and received payment of $49,757 for its services.  The Consortium was not awarded a subsequent contract by DARPA.

Industrial and Commercial Markets

Set forth below is a description of the various marine, commercial and industrial markets to which the Company believes it can successfully sell its engines whether it be working on its own or through manufacturers, distributors, and dealers.  There can be no assurance, however, that the Company will be able to sell its engines successfully into any of these markets.

Marine Propulsion

Recent successful hull designs, such as those utilized in high-speed fishing fleets and catamaran ferries, strongly favor lightweight, powerful engines.  Additionally, a combination of environmental pressures are forcing redesign of many traditional engines, such as two-stroke diesels, outboards, ship engines and stationery generators.  All of these developments over the past few years are favorable for the Company’s products.

The Company believes that its rotary engines in the 1000 to 3000 horsepower category, and multiples thereof, will be ideal for use in fast ferry boats and other commercial marine craft and yachts.  The Company believes that the size, weight, smoothness of operation, acceleration and diesel fuel capability of its SCORETM engines are preferable in the marine environment over reciprocating engines.  Design analyses have shown that the weight advantage of SCORETM engines results in higher speeds and payloads in boats using SCORETM engines than in boats using reciprocating engines.  The compact size advantage of the rotary engine also allows for smaller engine compartments, which significantly increases the useable space on board.

At 250 HP for a two-rotor engine, the 70 Series engines are ideal for the marine pleasure craft market.  A variety of safety and economy issues are moving buyers in the marine market toward engines that burn diesel fuel.  Also, the size and weight advantages of the rotary engines become a material decision factor in the overall cost, space utilization and performance of a boat.

Energy Generation

The Company believes that there is a substantial demand for its products in the industrial power generation market, including its stationary, mobile and standby operations.  Two major factors in the business environment also strongly favor the Company’s products in the energy market, namely, the deregulation of power and the return by major refineries to the production of diesel fuels as opposed to gasoline.  The latter trend comes in response to the worldwide environmental pressures that favor the use of diesel fuel.  The Company’s SCORETM engine technology allows a single engine, unmodified, to run on either fuel, but to be more efficient when run on diesel fuel.

Reserves of natural gas far exceed reserves of oil.  The Company has developed a family of 580 Series engines to run on gaseous fuels, including natural gas.  These engines can satisfy a large market for electricity peak-shaving in buildings, shopping malls and supermarkets, as well as cold-storage facilities.

Electricity supplied by large utilities remains scarce in developing nations and the Company’s rotary engines would be favorable in these markets.  Lightweight, powerful engine driven generators which incorporate the Company’s rotary engines may be easily transported to remote locations and installed on rooftops where conventional units would require major structural reinforcement.  The rotary engine based generators can also run on any locally available fuel.

The use of the Company’s engines in electric generators provides other advantages.  In other markets, especially where generators can be mortgaged as part of a long life asset, the cost of power generation with the Company’s products may be significantly less than the peak price per kilowatt, and owning a generator would allow greater flexibility when dealing with power contracts that stipulate minimum and maximum usage.  The deregulation of power provides an opportunity to sell excess power back to the utility grid, which encourages users to install larger private generators than would be required for peak shaving alone.

Electricity generation is also a significant portion of wellhead costs for petroleum production.  The natural gas version of the 580 Series engine is a competitive product in this market as well as markets for the transportation and compression of natural gas in pipelines.

The ability of the Company’s gaseous fueled series engines to run on producer gas or biogas, or gas generated by fermentation or heat decomposition of waste products ranging from rice hulls to cow manure, has attracted a high amount of interest.  The Company is currently involved with development programs to demonstrate the rotary engine’s ability to burn producer gases of varying thermal content.

In 1992, the Company initiated a natural gas development program which continued development originally started through funding from the Gas Research Institute.  The Company’s natural gas development program on its 580 Series engines is intended to lead to the production of low emission rotary engines suitable for use in areas with stringent air quality regulations.  Due to its unique geometry, the rotary engine is able to operate at a very lean fuel to air ratio compared to reciprocating engines.  This ratio results in relatively low emissions of oxides of nitrogen.  As a result of an internal development program at the Company, a 580 Series prototype engine operating on natural gas has demonstrated emissions of oxides of nitrogen of less than 1.0 gram per horsepower hour which is substantially less than the 4.0 gram limit specified in 1998 by the California Air Resources Board for heavy-duty vehicles of greater than 14,000 pounds.

Military Markets

The Company has also looked into the potential military application of the Company’s SCORETM engines.  There are some military uses for engine/propulsion systems requiring the power density and multi-fuel capability advantages of the Company’s SCORETM engines.  These opportunities may be addressed by the Company following successful commercial market introduction and production of the 580 and/or 70 Series engines.  There are no assurances that any military prototype and production orders will be received by the Company.

Regulation

Product Regulation — Government

The Company’s products are regulated by various federal, state and local energy and environmental laws and regulations.  All of these laws and regulations are subject to revocation or amendment, and the Company cannot predict what effect revocation or amendment of any such laws or regulations may have on the Company’s sales, business or operations.

The 580 Series natural gas engine development is subject to various provisions of the federal Clean Air Act as well as energy and environmental legislation enacted at state and local levels.

Federal regulatory standards have been imposed only in connection with on-highway (i.e., truck and bus) vehicles.  Additionally, the United States Environmental Protection Agency, in accordance with the 1990 amendments to the Clean Air Act, has proposed regulations for engines in non-road equipment and vehicles of 50 horsepower or higher, including agricultural and construction vehicles.  Initial regulations for marine engines were implemented in 2001 but only apply to outboards and personal watercraft.  Emission regulations on inboard, inboard/outboard and stern drives are not expected before 2005.  Proposed regulations, however, require reduced NOx emissions, which favors the Company’s SCORETM engines.

The generators, chillers and co-generation products for which the Company will be supplying engines also must comply with federal, state and local environmental laws and regulations.  Regulation of such products is conducted primarily at the state and local levels and standards can vary from state to state and locally.  The Company believes that its natural gas engines comply with all applicable federal and state environmental standards, but the Company cannot predict whether its products will continue to comply with any new environmental standards in the future or that new or modified environmental laws relating to the Company’s business will not have a material adverse effect on the Company’s business or operations.

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

Environmental Regulation

The Company believes that it operates its facility in compliance with all applicable federal, New Jersey, and local environmental laws and regulations.  Provisions in the lease for the space that the Company occupies on a month-to-month basis hold the Company harmless from fines, suits, procedures, claims and/or actions associated with environmental hazards or clean-ups arising from or resulting from prior use of the premises by Curtiss-Wright, the Company’s previous landlord or others, or the subsequent use by the current landlord or others.

The discharge of pollutants into the waters of the State of New Jersey is controlled and restricted by the New Jersey Department of Environmental Protection (“NJDEP”) in accordance with applicable laws and regulations.  The Company uses clean, non-contact water in a closed loop system for cooling engines and test equipment.  The cooling water is analyzed and treated monthly.  Discharge is for emergency only. Since the Company has never discharged water during its operation, the NJDEP determined that as of March 21, 1995, the Company is no longer required to submit monthly discharge monitor reports.

Outdoor noise levels resulting from operations are in accordance with the town of Wood-Ridge Ordinance.

The Company had no underground storage tanks at December 31, 2001.  Short term fuel and fuel oil storage is contained in above ground tanks surrounded by containment walls.  The Company has a Spill Prevention Control and Countermeasures Plan as required by federal regulations.

The Company has on file with the NJDEP a Notification of Hazardous Waste Activity in compliance with the Resource Conservation and Recovery Act.  On an occurrence basis, transportation and disposal of hazardous waste is handled for the Company by Safety Kleen Corporation in accordance with applicable federal and State of New Jersey regulations.  The Company maintains a transport manifest of all hazardous waste removal from the facility.  The Company did not generate any hazardous waste from its operations during the fiscal year ended December 31, 2001.

Manufacturing and Assembly

The Company had sufficient capital equipment and manufacturing space available to support its operations at December 31, 2001, and adequate space in its current facility to manufacture and test prototypes and limited production quantities of the 70 Series SCORETM, 580 Series SCORETM and 580 Series natural gas rotary engines, and to assemble and test engine-generator units based on these engines.

The Company purchases most of the components used in its rotary engines from vendors and completely assembles each engine at its facility in New Jersey.  The Company believes that virtually all of the parts necessary to manufacture its engine, such as rotors, crankshafts, castings, and forgings, are available from a variety of vendors in the United States and Canada.

The Company is currently in discussions with Westerbeke Corporation (“Westerbeke”) to enter into a manufacturing agreement whereby Westerbeke Corporation will assemble, test, paint and ship the Company’s rotary engines.  There is no assurance, however, that the Company will be able to enter into a definitive agreement with Westerbeke.

Sales and Services

The primary task of an engine manufacturer is to produce high quality engines in quantity at a marketable price, with good availability and a high standard of service.  The Company’s sales and service policies are directed toward these ends.  The Company is currently producing engines on a limited basis to supply customers that want to test the engines in their specific commercial application prior to placing a larger order.  The Company has expressions of interest with two major customers in the marine, electrical generation and industrial market segments.

In September, 2000, the Company signed a letter of intent with Safe Boats International, LLC (“SBI”), pursuant to which SBI indicated its intent to purchase three production prototype two rotor 70 Series diesel fueled rotary engines (the “Diesel Engines”) from the Company for the purpose of installing the Diesel Engines into SBI’s boats.  Under the terms of the letter of intent, the Company will supply the first Diesel Engine at no cost to SBI and the aggregate purchase price for the two subsequent engines will be $30,000.  The first Diesel

Engine was delivered in November, 2001, and is currently undergoing sea trials by SBI and the Company anticipates the delivery of the two subsequent Diesel Engines in June, 2002.  Subject to the successful delivery by the Company of the three Diesel Engines and SBI’s satisfaction with their performance, SBI intends to purchase 75 to 150 additional Diesel Engines from the Company over the subsequent twelve to twenty-four months at an estimated aggregate purchase price of $1,500,000 to $3,000,000.  The consummation of the transactions contemplated by the terms of the letter of intent is subject to the negotiation and execution of a definitive agreement between the Company and SBI and there can be no assurance that such a definitive agreement will be entered into.  The termination date of the letter of intent was extended to December 31, 2002 by SBI on March 18, 2002.

In March, 2002, the Company entered into a purchase agreement to build and sell three two-rotor engines and certain parts to Tyrone, Inc. (“Tyrone”), a company that has operations in Toronto, Canada and Shanghai, China for an aggregate purchase price of $102,000.  The Company agreed to supply the first two engines and parts for pick up at the Company’s facilities by Tyrone on or before September 15, 2002 and the other engine and parts on or before November 15, 2002.  The Company received a downpayment of $35,867 towards the costs of the engines which is refundable to Tyrone in the event that the Company does not deliver the engines within thirty (30) days of the specified delivery dates  The balance of the purchase price shall be payable by an irrevocable letter of credit in the amount of $66,612.  The letter of credit shall be obtained by Tyrone thirty (30) days prior to the first delivery date.  The Company may draw down the balance of the purchase price from the letter of credit when the engines are ready.

Intellectual Property

The Company owns approximately eighteen (18) patents covering the design, materials and manufacture of its rotary engine.  The Company has reviewed its patent portfolio and has determined that such patents have de minimus value and that the expiration, termination or invalidity of such patents would not materially affect the Company’s business.

Competition

The Company’s success depends upon its ability to maintain a competitive position in the development and commercialization of its rotary engine technology in relation to other existing and emerging technologies and upon its ability to displace current four-stroke and two-stroke reciprocating engines and turbines, all of which have an established position in the field.  The Company is in competition with automobile engine manufacturers and other engine manufacturing firms specializing in the development of both diesel and gasoline reciprocating engines that have greater financial resources and capital than the Company.

The Company also may face competition from entities developing small turbines and small fuel cells for industrial sale.  These companies may have substantially greater resources for research, development and manufacturing than the Company.  Even though the Company has developed its rotary engine technology, its competitors may succeed in developing technologies and products that are more effective or commercially acceptable than those developed by the Company.  In the given markets in which the Company intends to sell, however, there are currently no competitive products with the weight, size, vibration or fuel range advantages of the Company’s rotary engine.

Employees

At the present time, the Company’s personnel is contracted through Compensation Solutions, Inc. (“CSI”).  CSI is able to provide insurance and benefits to the Company’s personnel at a very competitive cost.  The Company’s personnel consists of eight individuals, five of which are full-time.  Two individuals perform administrative tasks for the Company and the remaining six individuals conduct the Company’s technical and assembly operations.  In February, 2002, the Company issued shares of its Common Stock to four members of the Company’s personnel in lieu of payments of unpaid compensation owing to such individuals.  The shares issued to these individuals were registered in a Registration Statement on Form S-8 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2002.  See Item 5, “Market for Common Equity and Related Stockholder Matters” for a description of such issuances.

Additionally, the Company has entered into consulting agreements with certain individuals and entities that provide various services to the Company.  A copy of each of these agreements was filed as an exhibit to a Registration Statement on Form S-8 filed with the SEC by the Company on March 15, 2002.  In March, 2002, the Company issued shares of its Common Stock in lieu of payments of consulting fees to these consultants and registered these shares in the Registration Statement on Form S-8 filed in March, 2002.  See Item 5, “Market for Common Equity and Related Stockholder Matters” for a description of such issuances.

At December 31, 2001, none of the Company’s personnel was represented by a labor union and the Company considers relations with its personnel to be good.

ITEM 2.                             DESCRIPTION OF PROPERTY

Property

The Company leases approximately 18,600 square feet of manufacturing and test cell space from Wood-Ridge Industrial Property Owners, LLC (“WRIPO”) on a month-to-month basis at a base rent of $6,000 per month plus utilities.  The Company previously leased its space from Curtiss-Wright, who sold the building in which the Company is located in December, 2001 to WRIPO.  In addition, the Company leases 2,000 square feet of office space from WRIPO on a month-to-month basis at a base rent of $1,200 per month plus utilities.  The Company is current in its rent payments.  However, the Company owes Curtiss Wright $34,616 with respect to rent amounts owing for lease periods prior to December 17, 2001.

In accordance with a previous settlement between the Company and Curtiss-Wright for payments owing from lease of space previously occupied by the Company, the Company issued a 4% promissory note to Curtiss-Wright for $400,000 due January 1, 2003.  As part of the tax credit sales transaction between the Company and Curtiss-Wright in 1999, the Company paid $50,000 of the outstanding $400,000 note due Curtiss-Wright, leaving a balance on the principal amount of the note of $350,000 due on January 1, 2003, which bears interest at 4% per annum.  Required interest payments under the note aggregating $28,000, as of the date of this Annual Report on Form 10-KSB, have not been paid to Curtiss-Wright, which has resulted in the note being in default.  The Company is currently in negotiation with Curtiss-Wright to revise the terms of payment.

ITEM 3.                             LEGAL PROCEEDINGS

At December 31, 2001, the Company was not a party to, and the Company’s property was not the subject of, any material pending legal proceedings.  However, in February, 2002, the Company received two notices from the State of New Jersey, Division of Fire Safety, stating that two judgments had been entered in the Superior Court of New Jersey, Law Division, against the Company in January, 2002 in the aggregate amount of $5,685, plus interest, for the Company’s alleged failure to pay registration fees under the Uniform Fire Safety Act during the years 1997 through 1999.  The alleged violations relate to the Company’s life hazard use in the space that the Company leased at 22 and 64 Passaic Street.  The Company has timely filed an appeal with the Division of Fire Safety disputing the amount of fees owing since the Company essentially ceased operations in the beginning of 1997 and vacated its space located at 22 Passaic Street soon thereafter.  There can be no assurance, however, that the Company will be successful in its appeal.

Additionally, on April 1, 2002, the Company received a Summons and Complaint filed with the Superior Court of California, County of San Diego, by Pauline E. Webber, the holder of the Abejon note.  The complaint was filed on March 25, 2002 and alleges a breach of contract for the Company’s failure to make payment on the Abejon note pursuant to the terms of the settlement agreement between the Company and Abejon.  The complaint demands relief of $90,000 in damages plus interest at an annual rate of ten percent (10%) and attorney’s fees.  The Company has thirty (30) days from the date of receipt in which to file an answer.  The Company has not yet filed an answer and is currently attempting to negotiate with the note holder to resolve the matter.  The Company cannot make any assurances, however, that it will be successful in its negotiation with the note holder and obtaining a dismissal of the litigation.

Should the Company not pay the $50,000 settlement amount with respect to the OEA settlement agreement, legal proceedings may be initiated against the Company by OEA.  Should the Company not be successful in revising the terms of payment of the amounts owing to Curtiss-Wright, legal proceedings may be initiated against the Company by Curtiss-Wright.  There is no assurance that the Company would be successful in any litigation that is initiated by any of these parties.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to the shareholders of the Company for a vote during the fourth quarter of the Company’s fiscal year ended December 31, 2001.

PART II

ITEM 5.                             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock (“Common Stock”), par value $.01, has been publicly traded since February 9, 1994.  The Common Stock traded in the over-the-counter market on the National Association of Securities Automated Quotation System (NASDAQ) Small Cap under the symbol RPII and on the Pacific Stock Exchange (“PSE”) under the symbol RPX until December 14, 1996, in the case of NASDAQ, and December 4, 1996, in the case of the PSE.  The Common Stock of the Company was delisted from NASDAQ on December 19, 1996 and was suspended from the PSE on December 4, 1996.  Since December 19, 1996, the Company’s Common Stock has been quoted on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”).  On July 23, 1998, the trading symbol for the Common Stock changed to “RPIN.”

                The following table sets forth the range of high and low bid prices for the Common Stock on the OTC Bulletin Board for the fiscal quarters indicated.  All over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ended 12/31/00
First Quarter	$1.00	$.187
Second Quarter	.906	.25
Third Quarter	1.125	.40
Fourth Quarter	1.03	.375

	Common Stock
	High	Low
Fiscal Year Ended 12/31/01
First Quarter	$.94	$.50
Second Quarter	1.59	.56
Third Quarter	1.01	.38
Fourth Quarter	1.00	.47

The Company has never paid any dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.  The Board of Directors of the Company currently anticipates retaining any available earnings for the growth and expansion of the Company’s business.  The declaration and payment of future cash dividends, if any, generally would depend upon the Company’s earnings, financial condition, results of operations, current and anticipated capital requirements, plans for expansion, if any, future prospects, restrictions under then existing credit and other debt instruments and arrangements and other factors deemed relevant by the Board of Directors.

On April 9, 2002, there were approximately 284 holders of record of the Company’s Common Stock.

In July, 2000, the Company issued a warrant to Londonderry Capital (the “Londonderry Warrant”) which permitted Londonderry to purchase up to 1,500,000 shares of Common Stock at a price of $0.25 per share.  The Londonderry Warrant was exercisable through July 12, 2002.  As of December 31, 2001, Londonderry had assigned its rights to purchase all shares of Common Stock underlying the Londonderry Warrant to various third-party assignees who purchased such shares from the Company at a price of $0.25 per share.  The shares of Common Stock issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

In the first quarter of 2001, the Company completed a private offering in which it sold an aggregate of 640,000 shares of its Common Stock at a price of $.50 per share to thirteen accredited investors.  The Company received gross proceeds of $320,000 from these sales and paid $64,000 to the Company’s placement agent in the offering, thereby resulting in net proceeds to the Company of $256,000.  The shares of Common Stock issued in this offering were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  Such shares were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On January 31, 2001, the Company completed its exchange offer with the holders of its outstanding 10.412% Bonds due December 15, 2007.  The holders of 100% of the outstanding Bonds agreed to accept the Company’s offer to exchange each $2.00 of principal and accrued interest through January 31, 2001 on the Bonds for one share of the Company’s Common Stock.  The Company issued a total of 2,489,015 shares of Common Stock as part of the exchange.  The shares of Common Stock issued to the holders of the Bonds were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  In addition, under the terms of the exchange offer, the Bondholders will not be permitted to publicly offer or sell the shares of Common Stock before January 31, 2003 without the prior written consent of the Company.  This exchange offer was conducted by the Company pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

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

In January, 2001, the Company issued two warrants to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $.25 per share to two individuals in consideration of services rendered to the Company.  These individuals assigned the warrants to a third-party in exchange for the transfer of shares of Common Stock held by such third-party assignee.  The third-party assignee in turn assigned its right to exercise the warrant to several individuals in October, 2001.  The warrants and the shares underlying the warrants that were issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  These warrants and the shares were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On January 25, 2001, the Company sold 291,668 shares of Common Stock to three individuals at a price of $.60 per share.  In addition, these individuals received warrants to purchase an aggregate of 145,834 shares of Common Stock at an exercise price of $1.20 per share.  The warrants expire on January 25, 2003.  The Company received proceeds of $175,000.80 from the sale of these shares and warrants.  Pursuant to the terms of the subscription agreement between the Company and such investors, the Company was obligated to issue additional shares of Common Stock to such investors in the event that the Company made a subsequent offering to investors at a lower share price than that paid by the investors in this offering.  In February, 2002, the Company issued an aggregate of 373,335 shares of Common Stock to two of the investors in accordance with the terms of the subscription agreement.  The shares and warrants issued in this offering and the shares subsequently issued to two of the investors were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  The shares and warrants were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

In February, 2001, the Company’s Board of Directors approved the grant of options to purchase an aggregate of 605,000 shares of Common Stock at $.60 per share to ten individuals, including the Company’s three directors and its two Advisory Board Members.  Each option is exercisable for five years from the date of grant.  These options were granted under the Company’s 2000 Stock Option Plan.  The options and the shares of Common Stock underlying the options were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  Any shares issued upon exercise of an option will be issued by the Company pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

In September, 2001, the Company completed its private offering of units (the “Units”) at a price of $1.20 per Unit to accredited investors.  Each Unit consisted of two shares of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price of $1.20.  Each warrant expires two years from the date of its issuance.  The Company sold 1,096,664 Units in the offering and issued 2,193,328 shares of Common Stock and 1,096,664 warrants to investors in this private offering.  The Company received gross proceeds of $1,315,997 from the sale of the Units and paid $144,700 to the Company’s placement agent in the offering, thereby resulting in net proceeds to the Company of $1,184,397.  The Company also issued warrants to purchase 219,333 shares of Common Stock at $1.20 per share to affiliates of the placement agent for its services in this offering.  The shares of Common Stock, the warrants comprising the Units and the warrants issued to the placement agent and the shares of Common Stock underlying the warrants were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  The Units were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

In accordance with the terms of the Termination and Settlement Agreement that the Company entered into with Londonderry Management, the Company issued or agreed to issue certain securities, including the Employment Option, the Settlement Warrant and 200,000 shares of restricted Common Stock.  All securities issued and which the Company agreed to issue under the Termination and Settlement Agreement, including the shares, the Settlement Warrant and the shares underlying the Settlement Warrant issued to Londonderry Capital, were not and will not be registered under the Securities Act and are and will be “restricted securities” for purposes of the Securities Act.  The securities issued to Londonderry Capital were issued and will be issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

In June and July, 2001, the Company issued an aggregate of 200,000 shares of Common Stock to three of its key personnel.  The issuance was previously approved by the Board of Directors in March, 2000 as a compensation award in consideration of such individual’s services to the Company.  The shares of Common Stock were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  These shares of Common Stock were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On June 18, 2001, the Board of Directors approved the grant of options to purchase an aggregate of 30,000 shares of Common Stock to the three new Advisory Board Members appointed on the same date.  Each option allows the holder to purchase 10,000 shares of Common Stock at an exercise price of $1.01 per share, and is exercisable for five years from the date of grant.  These options were granted under the Company’s 2000 Stock Option Plan.  The options and the shares of Common Stock underlying the options were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  Any shares issued upon exercise of an option will be issued by the Company pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

Also on September 14, 2001, the Company issued 83,333 shares of Common Stock valued at $.60 per share to Londonderry Management in full and complete satisfaction of the unpaid sum of $50,000 owing to Londonderry in accordance with the terms of the Settlement and Termination Agreement.  The Company additionally issued 33,333 shares of the Company’s Common Stock to Londonderry Management in full and complete satisfaction of unpaid invoice amounts equal to $20,000 for Mr. McKeown’s bona fide services under the terms of the Consulting Agreement.  The shares of Common Stock issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act, and were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

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

On September 19, 2001, the Company’s Board of Directors approved the grant of non-qualified options to purchase an aggregate of 24,000 shares of Common Stock to eight of the Company’s personnel.  Each option allows the holder to purchase 3,000 shares of Common Stock at an exercise price of $.45 per share for a two (2) year period from the date of grant.  These options were granted under the Company’s 2000 Stock Option Plan.  The options and the shares of Common Stock underlying the options were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  Any shares issued upon exercise of an option will be issued by the Company pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On November 16, 2001,  the Company’s Board of Directors approved the grant of options to purchase 10,000 shares of Common Stock at $.90 per share to Dr Peter Fransham, a new Advisory Board Member.  The option is exercisable for five (5) years from the date of grant.  The option was granted under the Company’s 2000 Stock Option Plan.  The option and the shares of Common Stock underlying the option were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  Any shares issued upon exercise of an option will be issued by the Company pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

During the fourth quarter of 2001 and in the first quarter of 2002, the Company sold an aggregate of 1,852,060 shares of its Common Stock at a price of $.25 per share to fourteen accredited investors.  The Company received proceeds of $463,015 from these sales.  The shares of Common Stock issued in this Offering were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  Such shares were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

In March, 2002, the Company issued 170,400 shares of Common Stock valued at $.25 per share to four members of the Company’s personnel as compensation for services rendered to the Company in lieu of payment of salary, and the Company issued 339,590 shares of Common Stock valued at $.25 per share to seven individuals of the Company as consideration for consulting services rendered to the Company in lieu of payment of unpaid and owing consulting fees.  The Company filed a Registration Statement on Form S-8 on March 15, 2002 registering all of the shares issued to such individuals.

The Company additionally issued an aggregate of 105,000 shares of Common Stock to three members of the Company’s personnel in consideration of their services to the Company.  The shares of Common Stock issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act, and were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ITEM 6.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Twelve Months Ended December 31, 2001 vs. Twelve Months Ended December 31, 2000

Fiscal year 2001 was a year of continued efforts to restructure the Company and prepare for the commercial production of engines.  The Company made substantial progress to reduce the Company’s liabilities through debt settlements aggregating approximately $9,800,000.  The Company has manufactured and tested both 70 Series and 580 Series engines on a pre-production basis.

In November, 2001, the Company delivered the first of three engines to SafeBoats International, LLC and the engine now is undergoing sea trials.   The Company anticipates delivering the remaining two engines in June, 2002.

During fiscal year 2001, the Company generated revenue of $49,757 from the contract with Omnitech Robotics, an increase of $24,557 or 97% over the $25,200 recorded for the fiscal year 2000.

Cost of revenues to the Company, which includes amortization, depreciation and direct costs, was $88,167, a reduction of $50,703 or 37% from $138,870 for the previous year.

General and administrative costs increased $529,204 from $1,517,994, or 35%, to $2,047,198.  The increase was primarily due to increased personnel costs for administration, engine design support and engine production, reflecting the Company’s increased activity.  Additionally, the Company’s debt restructuring and financing activities resulted in increased legal and consulting expenses.

The loss from operations increased $416,323 or 25% to a loss of $2,085,608 for fiscal year 2001 from a loss of $1,669,285 for the same period in 2000, reflecting increased general and administrative expenses.

Interest expense on the Company’s long-term debt and notes payable decreased $677,327, or 86% to $108,684 from $786,011 for the same period in 2000.  The decrease reflects the lowered interest costs resulting from the elimination of the Company’s debt pursuant to JDTI settlement and the bond exchange effected in January 2001.  Other expenses of $129,918 for fiscal year 2001 is largely attributable to the elimination of the unamortized bond issuance costs resulting from the bond exchange.

The net loss for the Company for fiscal year 2001 before extraordinary income was $2,324,210, compared to a net loss for the same period of 2000 of $2,184,230, which is an increase of $139,980 or 6%.

Inclusion of extraordinary income of $3,485,473 for fiscal year 2001, arising from the first quarter debt restructuring, resulted in a net profit of $1,161,263 compared to a loss of $2,184,230 for the comparable period of 2000.

Twelve Months Ended December 31, 2000 vs. Twelve Months Ended December 31, 1999

                Fiscal year was a year of continued efforts to restructure the Company toward the objective of creating a commercial engine production facility.

During fiscal years 1999 and 2000, the Company generated revenue solely from the sale of inventory.  During fiscal year 2000, the Company’s revenues decreased 62%, or $40,407, to $25,200 as compared to revenues of $65,607 for fiscal year 1999.  In fiscal year 2000, the Company also received proceeds of $267,721 from the sale of New Jersey net operating losses and net proceeds of $859,000 from the sale of Common Stock and warrants.

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

Interest expense on the Company’s long-term debts and notes payable increased $98,078 to $786,011, or 14%, from $687,933 in fiscal year 1999.  Such increase reflects adjustments in the method of booking the interest expense on the long-term debt.

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

Liquidity and Capital Resources

The Company’s current monthly operating cash expenditures of approximately $100,000, together with expenditures for the costs associated with its engine building operations, are being financed from the proceeds from the Company’s private equity offerings of Common Stock and/or warrants.

During the fiscal year ended December 31, 2001, the Company received $1,662,298, net of any payment of facilitation or placement fees, from the sale of shares of Common Stock and/or warrants and the exercise of certain warrants.

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

ITEM 7.                             FINANCIAL STATEMENTS

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Auditors’ Report

DECEMBER 31, 2001

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Rotary Power International, Inc.

                We have audited the accompanying consolidated balance sheets of Rotary Power International, Inc.  and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotary Power International, Inc. and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 18 to the financial statements, the Company’s significant operating losses and its continuing effort to secure working capital raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Demetrius & Company, L.L.C.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey

March 20, 2002

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS
	2001	2000
Current assets:
Cash	$70,583	$24,075
Accounts receivable	9,619	18,790
Income taxes recoverable	—	357,811
Inventories	824,912	71,875
Other Current Assets	33,122	30,000
Total Current Assets	938,236	1,102,551
Fixed assets, net	14,538	17,627
Patents	1	1
Other assets	26,001	189,730
	$978,776	$1,309,909
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$481,974	$207,297
Accrued liabilities	267,839	288,376
Other current liabilities	84,208	75,000
Deferred acquistion obligation — current	150,000	2,225,000
Total Current Liabilities	984,021	2,795,673
Long-term liabilities:
Deferred acquisition obligation	—	1,946,055
Long-term debt	—	4,914,060
Note Payable	350,000	350,000
Total Liabilities	1,334,021	10,005,788
Commitments and contingencies
Shareholders’ deficiency:
Preferred stock, $.01 par value; 5,000,000 shares authorized; issued and outstanding: 2001 and 2000 — 50,000	500	500
Common stock, $.01 par value; 100,000,000 shares authorized; issued and outstanding: 2001 — 19,424,543; 2000 — 11,482,855	194,245	114,829
Subscriptions receivable	(10,000)	(19,185)
Paid-in capital	20,076,383	12,985,613
Accumulated deficit	(20,616,373)	(21,777,636)
Total Shareholders’ Deficiency	(355,245)	(8,695,879)
	$978,776	$1,309,909

The accompanying notes are an integral part of the statements.

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Revenues	$49,757	$25,200
Costs and expenses:
Cost of revenues	88,167	138,870
General and administrative	2,047,198	1,517,994
Research and development	—	37,621
Total Cost and Expenses	2,135,365	1,694,485
Loss From Operations	(2,085,608)	(1,669,285)
Other income (expense):
Interest expense	(108,684)	(786,011)
Other, net	(129,918)	271,066
Total Other Income (Expense)	(238,602)	(514,945)
Net Loss before Extraordinary Item	(2,324,210)	(2,184,230)
Extraordinary income item, net of taxes of $357,811	3,485,473	—
Net Income (Loss)	$1,161,263	$(2,184,230)
Basic:
Loss from operations before extraordinary items per common share	$(0.14)	$(0.25)
Net income per common share	$0.07	$(0.25)
Average shares outstanding	16,653,938	8,620,955
Diluted:
Loss from operations before extraordinary items per common share	$(0.13)
Net income per common share	$0.06
Average shares outstanding	18,504,727

The accompanying notes are an integral part of the statements.

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	Series 3 Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Subscriptions Receivable	Paid-In Capital	Accumulated Deficit	Shareholders’ Equity (Deficiency)
Balance at December 31, 1999	225,000	$2,250	6,212,855	$62,129		$11,685,657	$(19,593,406)	$(7,843,370)
Conversion of preferred stock to common stock	(175,000)	(1,750)	700,000	7,000		(5,250)	—	—
Issuance of common stock			4,570,000	45,700	$(19,185)	1,305,206	—	1,331,721
Net loss							(2,184,230)	(2,184,230)
Balance at December 31, 2000	50,000	500	11,482,855	114,829	(19,185)	12,985,613	(21,777,636)	(8,695,879)
Collections of subscriptions receivable					19,185			19,185
Issuance of common stock			7,941,688	79,416	(10,000)	7,090,770	—	7,160,186
Net income							1,161,263	$1,161,263
Balance at December 31, 2001	50,000	$500	19,424,543	$194,245	$(10,000)	$20,076,383	$(20,616,373)	$(355,245)

The accompanying notes are an integral part of the statements.

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Cash flows from operating activities:
Net loss	$1,161,263	$(2,184,230)
Adjustments to reconcile to net cash used in operating activities:
Depreciation	3,468	—
Amortization	1,950	84,984
Interest, net	95,397	767,921
Other	(5,918)	—
Taxes related to forgiveness debt	357,811	—
Revaluation of patents	—	431,064
Research costs offset against accounts receivable	—	37,621
Adjusting the loss on a contract termination	—	(693,047)
Warrants issued for services		60,000
Write-off of deferred bond issuance costs	161,779
Forgiveness of debt	(3,843,284)	—
Inventory allowance	40,000	—
Changes in assets and liabilities:
Accounts receivable	9,049	14,167
Income taxes recoverable	—	267,721
Inventories	(193,037)	2,701
Other current assets	(3,000)	1,030
Other assets	(379)	53,337
Accounts payable	514,863	283,795
Accrued liabilities	255,063	231,663
Net Cash Used in Operating Activities	(1,444,975)	(641,273)
Cash flows from investing activities:
Purchases of fixed assets	—	(17,627)
Net Cash Provided by (Used in) Investing Activities	—	(17,627)
Cash flows from financing activities:
Payment on notes payable	—	(25,000)
Payments for deferred acquisition obligation	(200,000)
Issuance of common stock, net of issuance costs of $191,200 and $84,094	1,672,298	654,680
Proceeds from subscriptions receivable	19,185
Net Cash Provided by Financing Activities	1,491,483	629,680
Net Increase (Decrease) in Cash	46,508	(29,220)
Cash at beginning of year	24,075	53,295
Cash at End of Year	$70,583	$24,075
Supplemental disclosures of cash flow information:
Interest paid during the year	$95,397	$18,090
Income taxes recoverable during the year	—	267,721

The accompanying notes are an integral part of the statements.

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

1.             NATURE OF OPERATIONS

Rotary Power International, Inc. (“RPI” or the “Company”) and its wholly-owned subsidiaries, E-Drive Systems, Corp. (“E-Drive”) and Pegasus Technologies Incorporated (“Pegasus”) are engaged in the development and production of rotary engines capable of operating on a variety of liquid fuels and natural gases.  The Company’s objective is to penetrate the worldwide market for marine, recreational and industrial engines.  The Company’s efforts are focusing on natural gas rotary engines for commercial refrigeration, compressors, generators, and on diesel engines for the commercial and recreational marine market and for commercial generator sets.  E-Drive and Pegasus were inactive.

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

c.             Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on an average cost basis.

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

e.             Revenue Recognition

Revenues from the sales of engines are recognized when engines are shipped to the customer.  There were no commercial sales during the year.

f.              Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used when accounting for inventory evaluations, depreciation, certain accrued expenses and any contingency allowances required.  Actual results could differ from the estimates.

                g.             Patents

Patents are amortized on a straight-line basis over their useful lives, generally seventeen years.  Management reviews annually the value of patents for any impairment of value.

                h.             Income Taxes

Deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities, principally inventory, fixed assets and their financial reporting amounts at each year-end and net operating loss carryforwards.

i.              Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during the period.  The exercise of stock options and warrants was not assumed as their effect would be anti-dilutive.

                j.              Stock Based Compensation

The Company accounts for employee stock compensation plan in accordance with the intrinsic value-based method permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, which does not result in compensation cost.

The Company has elected to follow APB Opinion No. 25, to account for its stock option plans.  Under APB No. 25, when the exercise price of the stock option equals or exceeds the fair value price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements.

The Company applies the provisions of SFAS No. 123, for non-employee stock compensation.  The estimated value is calculated using the Black-Scholes option-pricing model.

                k.             Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  These statements become effective for the Company on January 1, 2002.  In addition, in June 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective for years beginning after June 15, 2002 and in August 2001, SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, effective for years beginning after December 15, 2001.  Management has reviewed the statements and does not believe the statements will have a material effect on the Company’s financial position or results of operations.

3.             PATENTS

The Company had previously reviewed the future utilization value of the patents in 2000 and  determined that the value of the patents were de minimus and therefore adjusted the unamortized balance to a value of $1.00. (See Note 6).

4.             INVENTORIES

Inventories at December 31, 2001 and 2000 consisted of the following:

	2001	2000
Work in Process (WIP)	119,938	-0-
Parts	704,974	671,875
	$824,912	$671,875

At December 31, 2001, the Company’s inventory had a cost basis of $1,431,951.  The realizable value is estimated to be $824,912.  While the ultimate realizable value may differ, management believes that any additional adjustment should not have a material impact on the Company’s financial position.

5.             FIXED ASSETS

Fixed assets at December 31, 2001 and 2000 consisted of the following:

	Useful Lives	2001	2000
Machinery and equipment	7	$2,719,008	$2,719,008
Furniture and fixtures	7	27,080	27,080
Office equipment	7	46,803	46,305
Computer equipment	5	17,508	14,537
Tooling	3	181,689	181,689
		2,992,088	2,988,619

Less accumulated depreciation		2,977,550	2,970,992
		$14,538	$17,627

6.             IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets consist of intangible assets and certain capital assets.  The carrying value of these assets is regularly reviewed to verify that they are valued properly.  If the facts and circumstances suggest that the value has been impaired, the carrying value of the assets will be reduced appropriately.  There were no required adjustments in order to comply with this requirement during 2001.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.”  SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets.  SFAS No. 144 is effective for the Company on January 1, 2002.  The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s 2002 financial statements.

7.             DEFERRED ACQUISITION OBLIGATION

Pursuant to the acquisition of certain assets from Deere and Company at the Company’s inception in 1991, a deferred acquisition obligation was incurred, which at December 31, 2000, amounted to $4,171,055.

The fair value of this obligation approximated carrying value.  In addition to the deferred acquisition obligation, the Company was required to make additional payments to the seller based upon a certain percentage of engine sales.

The Company entered into an agreement, effective January 31, 2001 (the “Deviation Agreement”) with John Deere Technologies International (“JDTI”) which revised the payment obligations of the Company set forth under the terms of the Purchase Agreement dated November 15, 1991, as amended (the “Original Purchase Agreement”), pursuant to which the Company acquired all of the assets and business of the rotary engine division of JDTI.  Under the terms of the Original Purchase Agreement, the Company had a remaining obligation to make  certain deferred acquisition payments (minimum royalties) through the year 2006 in an aggregate amount of $4,725,000.  As a result of the Deviation Agreement, the Company was obligated to make a cash payment of $100,000 to JDTI on January 31, 2001 and additional cash payments of $100,000 and $150,000 in June and November 2001, respectively.  The Company paid $100,000 on January 29, 2001 and $100,000 on June 26, 2001.

The Company is also required to make royalty payments to JDTI based upon sales of its engines in the amount of 3% of the sales price of each engine sold prior to February 1, 2006, 2.5% of the sales price of each engine sold prior to February 1, 2011, and 2% of the sales price of each engine sold prior to February 1, 2016.  In exchange for the cash payments and the royalty payments, JDTI agreed to waive its right to receive the $4,725,000 of deferred payments required by the Original Purchase Agreement.  If the Company fails to make any of the payments required by the Deviation Agreement, the Deviation Agreement becomes null and void and the obligation to make the deferred payments required by the Original Purchase Agreement is restored.  The Company did not make the November 2001 payment of $150,000 and the terms of the Deviation Agreement were modified by the parties.  In accordance with the modification, payments totaling $150,000 will be made in $50,000 installments on or before March 31, 2002, April 30, 2002 and May 31, 2002.  The balance of the indebtedness was forgiven and has been recorded as an extraordinary item (net of taxes) in the amount of $3,485,473.

8.             NOTE PAYABLE

In December 1997, the Company issued a $400,000 promissory note to its landlord in satisfaction of rent due through December 31, 1997.  In December 1999, the Company repaid $50,000 of this note.  The note is due January 1, 2003 and bears interest at 4% per annum.  The note is collateralized by a second position in inventory and property and equipment.  The balance of the note for the year ending December 31, 2001 was $350,000.  As of December 31, 2001, the Company was in default regarding required interest payments under the note.

9.             LONG-TERM DEBT

Long-term debt as of December 31, 2000 consisted of $10,000,000 of 10.412% Bonds (the “Bonds”) due December 15, 2007 with a remaining balance of $4,914,060.

On January 31, 2001, the Company closed its offer to the holders of its outstanding Bonds to exchange each $2.00 of principal and accrued interest through January 31, 2001 on the Bonds for one share of the Company’s Common Stock (the “Exchange”).  The holders of 100% of the outstanding Bonds agreed to accept the Company’s offer.  At January 31, 2001, the principal of and accrued interest on the Bonds aggregated approximately $4,978,020, and the Company issued a total of 2,489,015 shares of its Common Stock as part of the Exchange.  The shares of Common Stock issued to the holders of the Bonds are “restricted securities” for the purposes of the Securities Act and, under the terms of the Exchange, the Bondholders will not be permitted to publicly offer or sell the shares of Common Stock before January 31, 2003 without the prior written consent of the Company.

10.           COMMITMENTS AND CONTINGENCIES

The Company rents space on a month to month basis for the office, manufacturing and test cells.  The annual rent cost for the years ended December 31, 2001 and 2000 was $100,352 and $131,206, respectively.

11.           RELATED PARTY TRANSACTIONS

As of November, 1999, the Company had entered into a series of agreements with Londonderry Capital Structuring Ltd. (“Londonderry”) of Toronto, Canada, an investment banking firm, which were renewable on a periodic basis.  As part of  these agreements, Londonderry signed a stock subscription agreement for the purchase of up to 3,000,000 shares of common stock.  During the year 2000, Londonderry and its assignees acquired all of these shares.  In addition, the Company owed fees amounting to  $187,395 and $328,000 to Londonderry in the years 2001 and 2000, respectively; and of these amounts, $117,591 and $90,900, respectively, were paid in cash.  During the year 2000, Londonderry was granted a warrant to purchase 1,500,000 shares of common stock at $.25 per share exercisable through July 10, 2002. Certain assignees of Londonderry exercised the right to purchase 1,500,000 shares underlying the warrant during the years 2001 and 2000.

Effective May 1, 2001, the Company entered into a Termination and Settlement Agreement (the “Termination and Settlement Agreement”) with Londonderry and Londonderry Management Services Ltd. (“Londonderry Services”) pursuant to which the Company agreed to issue under the Termination and Settlement Agreement, warrants to purchase 500,000 shares of restricted common stock at $5.00 per share exercisable for a three year period ending from the date of the issuance of the warrants.

In the event the Company achieves a total of $5,000,000 in net sales (“the revenue target”) over the next five succeeding years then Londonderry will be entitled to receive an additional 200,000 shares of restricted common stock.

The Company has consulting agreements with Londonderry Services and First Drew Financial Corp. (“Drew”) to provide the services of Mr. Ronald McKeown and Mr. Douglas Drew as Chief Executive Officer and President and Chief Financial Officer, respectively.  Londonderry Services’ monthly fee of $9,500 includes Mr. McKeown’s compensation of $7,000 and the reimbursement of administrative costs of $2,500.  Drew’s monthly fee of $5,000 represents compensation of $5,000, and Drew will be reimbursed for any reasonable amount of expenses incurred in carrying out its responsibilities. These agreements are subject to cancellation upon 30 days prior notice.  During the year 2001, the annual service costs for these individuals totaled $136,000 and  $60,000, respectively.

In addition, Mr. McKeown has been granted an option to purchase 300,000 shares of restricted common stock exercisable when the Company achieves the revenue target.

In the event that the revenue target is not achieved within the exercisable period, then the options will expire.

Virgil E. Wenger, Chairman of the Board of Directors of the Company, is the father of David Wenger, who was associated with the placement agent for several of the Company’s private placement offerings.  To date, the Company has paid approximately $191,200 to the placement agent and issued to affiliates of the placement agent warrants to purchase 219,333 shares of Common Stock at $1.20 per share for its services rendered in connection with the private placement offerings.

12.           SHAREHOLDERS’ EQUITY

Preferred Stock:

The shareholders at the annual meeting held on July 11, 2000, approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of preferred stock to 5,000,000.  The Company’s Board of Directors, may issue from time to time the authorized and unissued shares of Preferred Stock in one or more series, and may determine as to each series the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking funds and any other rights, preferences, privileges and restrictions applicable to each such series of Preferred Stock.

Common Stock:

The shareholders at the annual meeting, held on July 11, 2000, approved an amendment to the Certificate of Incorporation, to increase the number of authorized shares of common stock from 10,000,000 to 100,000,000.

13.           STOCK OPTION PLAN

In 2000, the Board of Directors adopted the 2000 Stock Option Plan (the “Plan”) and canceled the 1992 stock option plan under which there were no options outstanding.  Under the terms of the Plan, incentive stock options to purchase up to 5,000,000 shares of common stock may be granted to employees, directors and consultants of the Company at the fair market value at the date of grant (or 110% of the fair market value for grants issued to holders of more than 10% of the voting stock of the Company).  Options granted under the Plan become exercisable in whole or in part from time to time as determined by the Board of Directors, provided, however, in no event shall any option become exercisable earlier than the date six months following the date on which the option is granted and limited to five years for 10% or more shareholders.

Options granted under the Plan shall have a maximum term of ten years from the date of grant, and are limited to five years for 10% or more shareholders.  The option price must be paid in full on the date of exercise in cash or in common shares of the Company having a fair market value on the date of exercise equal to the option price.

Option status and activity were as follows for the year ended December 31, 2001 and 2000:

	2001	2000
Reserved for grants at beginning	4,975,000	5,000,000
Granted and exercisable	909,000	25,000
(Exercise prices range from $.59 to $1.01)	4,066,000	4,975,000
Forfeited	120,000	—
Reserved for grants at end	4,186,000	4,975,000

Weighted average of exercise price and expected life of options granted at December 31, 2001 is $.62 and four years.

The Company measures stock based compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  The Company has adopted during the year, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, no compensation cost has been recognized for these stock option plans.

Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards made in the years 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2001	2000
Net Income (Loss)
As Reported:	$1,161,263	($2,184,231)
Pro forma	$1,012,283	($2,508,705)
Earnings (Loss) per share
As Reported:
Basic	$.07	($.25)
Diluted	$.06	($.25)
Pro Forma:
Basic	$.07	($.29)
Diluted	$.05	($.29)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000: weighted-average risk-free interest rate of 4.00 and 5.23 percent; and expected volatility of 50 percent.  The effects of applying SFAS No. 123 on the pro forma net income (loss) may not be representative of the effects on pro forma net income (loss) for future years.

Warrants and Options Not Granted Under the Stock Option Plan

During 2001 and 2000, the Company granted an aggregate of 773,333 and 3,145,000, respectively, options and warrants for common stock for services to certain employees, consultants and directors.  The options were not granted under any stock option plan maintained by the Company.   The exercise prices range from $1.20 to $5.00 and $.25 to $.50, respectively.  Appropriate service costs have been charged to income.  The options and warrants are exercisable over two (2) to five (5) years.

14.           RETIREMENT PLAN

The Company is the sponsor of an inactive defined contribution retirement savings plan.  Employees of the Company would be eligible for participation after one year of service.  The Company matches 100% of pre-tax contributions up to 3.0% of the participant’s total salary.  There were no matching contributions for 2001 and 2000.

15.           INCOME TAXES

Deferred tax accounts as of December 31, 2001 and 2000 comprise the following:

	2001	2000
Net operating loss carryforwards (NOL)	$4,180,000	$5,755,000
Valuation allowance	4,180,000	5,755,000
Net deferred tax assets	$-0-	$-0-

As of December 31, 2001, the Company has federal and state Net Operating Loss Carryforwards (“NOL’s”) available for tax purposes of approximately $11,480,000 and $3,100,000, respectively, expiring from 2006 to 2021.

Under a program sponsored by the State of New Jersey (the “State”) during 1999, the Company arranged to sell the tax benefits relating to its New Jersey NOL’s approximating $13,500,000.  The State approved an allocation of NOL’s equal to taxes in the amount of $1,211,686.  Of this amount, the State authorized the sale of NOL’s equal to gross tax benefits of $904,878 or $10,054,000 of NOL’s for the two-year period ended December 31, 2001.

The balance of the New Jersey NOL’s will be used to offset future New Jersey Taxable Income.

16.           SUPPLEMENTAL CASH FLOW INFORMATION

On January 31, 2001, 2,489,015 common shares were issued in exchange for the reduction of $4,978,020 of bond indebtedness (See Note 9).

Accounts payable and accrued expenses which included employee compensation and professional and consulting fees in the amount of $515,786 were paid through the issuance of 1,637,677 of the Company’s common shares during 2001.

Accounts payable of $217,041 was offset against subscriptions receivable during 2000.

On December 1, 2000, 200,000 common shares were issued in payment of $400,000 in advances from Abejon.

17.           CONTINGENCIES

The Company is subject to various lawsuits and claims arising out of the normal course of business.  In the opinion of management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the Company’s financial statements.

18.           GOING CONCERN

The Company incurred net operating losses of $16,399,891 for the six (6) years ended December 31, 2001.  At December 31, 2001, the Company had a working capital deficiency of $45,785 and its total liabilities exceeded total assets by $355,245.  These factors, as well as the uncertain conditions that the Company faces regarding obtaining financing or additional capital investment create uncertainty about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company obtaining future financing and successfully marketing its commercial products.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 8.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.                             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management

The Company currently has three directors and two executive officers.  The Board of Directors appointed Douglas M. Drew in November, 1999, Virgil Wenger in May, 2000 and Ronald G. McKeown in June, 2001 to fill vacant positions on the Board.  Messrs. Drew and Wenger were re-elected as directors of the Company and Mr. McKeown was elected as a director at the Company’s annual shareholders’ meeting held on July 2, 2001.  The Company’s Advisory Board was created on July 2, 2000 and is currently comprised of Richard Dowden, the former chief executive officer of Volvo-North America Corporation, Steve Baksa, managing director of The Vertical Group, Dr. Peter Fransham, president of Encon Enterprises Inc. and William Partanen, former CEO of B.G. Technologies, Inc.  Hans Angermueller and Ted Knetzger, former Advisory Board Members, resigned in October, 2001.  The options that each of them held therefore expired in January, 2002.

Members of the Company’s Advisory Board do not participate in decisions made by the Board of Directors or any of the Company’s officers, but render consulting advice to the Board and the officers on strategic planning and other related matters based upon their individual areas of expertise.  Each member receives an option to purchase 10,000 shares of the Company’s Common Stock upon their appointment and an option for an additional 10,000 shares of Common Stock for their services in each subsequent year and is reimbursed for any out-of-pocket expenses incurred in connection with serving on the Advisory Board.  The Advisory Board Members are expected to devote not more than ten to fifteen days per year to the affairs of the Company, and in the event that a member devotes additional time to the affairs of the Company at the Company’s request, the Company shall compensate such member at a per diem rate or by the grant of additional options in such amount as is mutually agreed to by the Company and such member.

The following persons are the Company’s current officers and directors:

Name	Age	Position(s)
Ronald McKeown	48	Chief Executive Officer, President, Executive Vice President and Director of Marketing and Director
Virgil E. Wenger	71	Chairman of the Board and Director
Douglas M. Drew	69	Vice President, Finance, Corporate Secretary, Treasurer and Director

The following is biographical information about each of the officers and directors.

Mr. McKeown is currently the President, Chief Executive Officer and sole shareholder of Londonderry Capital and Londonderry Management.  Prior to becoming Chief Executive Officer, President and Director of the Company on June 7, 2001, Mr. McKeown headed his own consulting and management company for approximately fourteen years, during which time he consulted with many privately and publicly owned companies on restructuring and financial management issues, as well as work-out programs and investor relations.  Prior to operating his consulting and management company, Mr. McKeown worked for the Toronto Star newspaper in various capacities for approximately 20 years.  Mr. McKeown is a Canadian citizen who resides in Ontario, Canada.

Mr. Wenger retired in 1990 after a thirty-seven year career with Ernst & Young LLP and Arthur Young & Company, where he was a partner in the New York international office with responsibility for the firm’s involvement in nineteen countries throughout Southeast Asia and the Middle East.  Since 1990, he has been an independent consultant and financial advisor.  He also serves as a Trustee of the Pittsburgh and West Virginia Railroad.  Mr. Wenger is a graduate of the University of Kansas and the Harvard Business School Advanced Management Program.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and any persons owning more than 10% of a class of the Company’s common stock to file certain reports of ownership and changes in ownership with the SEC.  Copies of these reports must also be furnished to the Company.

For the fiscal year ended December 31, 2001, Mr. McKeown timely filed a Form 3 Statement of Beneficial Ownership.  Messrs. Davis, Wenger, Drew and McKeown each filed one Form 4 Statement of Changes in Beneficial Ownership on a late basis and Messrs. Wenger and McKeown timely filed all other Form 4 Statements disclosing their transactions during the fiscal year.  Messrs. McKeown, Wenger and Drew filed each of their Form 5 Annual Statements of Changes in Beneficial Ownership on a late basis.  PowerCold Corporation, a beneficial owner of greater than 5% of the Company’s outstanding Common Stock, did not file any reports of ownership or changes in ownership during the fiscal year ended December 31, 2001.

ITEM 10.                      EXECUTIVE COMPENSATION

The following table sets forth the compensation during the last three fiscal years of the Chief Executive Officer of the Company and any other executive officer, if any, whose annual salary and bonus exceeded $100,000 for services in all capacities to the Company during the last fiscal year through December 31, 2001.

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
Name of Individual and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options		All Other Compensation ($)
Conway Davis	2000	$42,000	—	1,200,000	(1)	—
	2001	$42,000
Ronald G. McKeown	2001	$136,000	—	300,000	(2)	250,000	(3)

                  (1) Includes an option to purchase 1,000,000 shares of Common Stock at $.25 and an option to purchase 200,000 shares of Common Stock at $.50.  The options have not been exercised and have expired.

                  (2) Includes an option to purchase 300,000 shares of Common Stock at an exercise price per share equal to the average of the closing bid prices per share of the Company’s Common Stock for the ten (10) trading days preceding such date after May 1, 2001 when the gross revenues earned by the Company, minus any adjustments or allowances for product returns, equal, on a cumulative basis, at least $5,000,000 (the “Effective Date”).  The option is exercisable until the earlier to occur of the fifth anniversary of the Effective Date or the tenth anniversary of the date of grant.

                  (3) Does not include the right to receive 200,000 shares of restricted Common Stock pursuant to the terms of the Termination and Settlement Agreement.  Includes a warrant to purchase 500,000 shares of Common Stock at $5.00 per share exercisable through May 1, 2004.  Such warrant is owned indirectly through Londonderry Capital, of which Mr. McKeown is the President and sole shareholder.  The value of such compensation is based upon the closing bid price of the Company’s Common Stock at December 31, 2001 multiplied by the number of shares of Common Stock underlying the warrant.

The following table sets forth certain information concerning individual issues of options made during the year ended December 31, 2001 to the Company’s executive officers.

OPTION GRANTS IN LAST FISCAL YEAR

(INDIVIDUAL GRANTS)

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Market Price per Share on Date of Grant	Expiration Date
Conway Davis	100,000	10.88%	$.60	$.78	9/5/01
Ronald G. McKeown	300,000	32.64%	(1)	(1)	(2)

                  (1) The option is exercisable at an exercise price per share equal to the average of the closing bid prices per share of the Company’s Common Stock for the ten (10) trading days preceding such date after May 1, 2001 when the gross revenues earned by the Company, minus any adjustments or allowances for product returns, equal, on a cumulative basis, at least $5,000,000 (the “Effective Date”).

                  (2) The option is exercisable until the earlier to occur of the fifth anniversary of the Effective Date or the tenth anniversary of the date of grant.

The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the Summary Compensation Table above at December 31, 2001.

FISCAL YEAR-END OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at Year End		Value of Unexercised In-the-Money Options at Year End
	Exercisable	Unexercisable	Exercisable	Unexercisable
Conway Davis	-0-	-0-	-0-	-0-
Ronald G. McKeown	-0-	300,000	-0-	-0-

Compensation Pursuant to Plans

Stock Option Plan

The Company adopted a 2000 Stock Option Plan (the “Plan”) in July, 2000 containing the terms described below.  The Company terminated its previous stock option plan at the same time of adoption of the Plan.  Options to purchase 644,000 shares of Common Stock at exercise prices from $1.01 to $.45 per share have been granted to officers and directors, personnel and consultants to the Company under the Plan.  The Company also granted an option to purchase 300,000 shares of its Common Stock under the Plan to Mr. McKeown pursuant to the Termination and Settlement Agreement.  See the terms of such option under “Employment Agreements” below.  Options to purchase 120,000 shares granted under the Plan held by certain individuals expired due to those individuals’ resignation.

Under the Plan, the Company has reserved 5,000,000 shares of Common Stock which may be issued upon the exercise of either incentive stock options (“Incentive Stock Options”) or nonqualified options (“Nonqualified Options”) granted under the Plan, subject to increase or decrease.  If any option (“Option”) granted under the Plan shall expire, terminate or be cancelled for any reason without having been exercised in full, the number of shares as to which such Option was not exercised shall again be available for purposes of the Plan.

An Option under the Plan may be granted to any current or contingent director of the Company and any employee of, or consultant to, the Company or a subsidiary who performs services for the Company or a subsidiary.  The Compensation Committee (as that term is defined in the Plan) may from time to time in its discretion grant Nonqualified Stock Options to directors and consultants and Incentive Stock Options and/or Nonqualified Stock Options to employees who may or may not be executive officers.  Each Option granted under the Plan shall be evidenced by an option agreement (the “Option Agreement”) between the Company and the Optionee (as that term is defined in the Plan) in such form as the Compensation Committee shall approve.  No Option granted under the Plan shall be transferable by the Optionee otherwise than by will or the laws of descent and distribution, and each such Option shall be exercisable during the Optionee’s lifetime only by the Optionee.

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

The Plan may be amended at any time and from time to time by the Board, but no amendment shall be effective unless and until the same is approved by the affirmative vote of the holders of a majority of the voting securities of the Company.  No amendment to the Plan shall, without the consent of an Optionee, affect such Optionee’s rights under an Option previously granted.

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

The number of shares of Common Stock of the Company authorized for issuance under the Plan, as well as the price to be paid and the number of shares of Common Stock issued upon exercise of outstanding Options, shall be subject to adjustment by the Compensation Committee, in its sole discretion, to reflect any stock split, stock dividend, recapitalization, merger, consolidation, reorganization, combination or exchange of shares or other similar event.  The Compensation Committee may, with the consent of the holder of any Option granted under the Plan, cancel such Option and grant a new Option in substitution therefore, provided that the Option as so substituted shall satisfy all of the requirements of the Plan as of the date such new Option is granted.

Employment Agreements

Mr. McKeown, the President and Chief Executive Officer of the Company since June, 2001, has a consulting agreement with the Company that is cancelable by either party upon thirty (30) days written notice.  Pursuant to the terms of the agreement, Mr. McKeown’s firm, Londonderry Management, receives compensation of $9,500 per month for its services, with $7,000 of that amount being designated as compensation for Mr. McKeown and the remaining $2,500 intended to serve as compensation for the administrative services which Londonderry Management agreed to provide to Mr. McKeown.

As additional consideration for his agreement to serve as its Executive Vice President and Director of Marketing, the Company also agreed to grant McKeown an option under the Plan to purchase 300,000 shares of Common Stock (the “Employment Option”).  McKeown will be fully vested in the Employment Option immediately upon its grant and the Employment Option will remain fully exercisable at all times whether or not he is still serving in any capacity with the Company.  The Employment Option will become exercisable as of the first date after it is determined that the Company has met the Revenue Target (the “Effective Date”) and will remain exercisable until its expiration date.  For purposes of the Employment Option, the Revenue Target will be met if and when the gross revenues earned by the Company after May 1, 2001, minus any adjustments or allowances for product returns, equal, on a cumulative basis, at least $5,000,000.  The Employment Option will entitle McKeown to purchase the shares at an exercise price per share equal to the average of the closing bid prices per share of the Company’s Common Stock for the ten (10) trading days preceding the Effective Date.  The Employment Option will expire on the earlier to occur of the fifth anniversary of the Effective Date or the tenth anniversary of the date of grant of the Employment Option.

Mr. Davis, the Company’s former President and Chief Executive Officer who resigned in June, 2001, had a consulting agreement with the Company and, upon his resignation, the Company authorized payment of $71,000 to him for certain unpaid amounts owing to him under his consulting agreement.

Mr. Drew, a director and the Vice President of Finance of the Company since November, 1999, has a consulting agreement with the Company that is cancelable by either party upon thirty (30) days written notice.  Pursuant to the terms of the agreement as it has been amended effective January 1, 2001, Mr. Drew’s firm, First Drew Financial Corp., receives compensation of up to $5,000 per month for Mr. Drew’s time spent providing advisory services to the Company and for his services as a director of the Company, which includes attendance at Board meetings.  Mr. Drew also receives reimbursement for any out-of-pocket expenses subject to the Company’s prior approval.

There are no other executive officers or directors of the Company that have an employment or consulting agreement with the Company.

Compensation of Directors

The Company paid $1,000 per quarter to outside directors for their attendance at meetings of the Board.  In February, 2001, the Board increased the compensation to Virgil Wenger, Chairman of the Board and currently the Company’s only outside director, to $1,000 per month retroactive to May 1, 2000 and granted to Mr. Wenger a non-accountable expense allowance of $150.00 per month retroactive to May 1, 2000.  In February, 2001, the Board approved the grant of an option to Messrs. Drew and Davis to purchase 100,000 shares of Common Stock each and to Mr. Wenger to purchase 200,000 shares of Common Stock.  Each of these options is exercisable at $.60 per share for five years from the date of grant.  The options granted to Mr. Davis for his services as a director expired in September, 2001.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock by each person or group that is known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, each director of the Company and each person named in the Summary Compensation Table, and all directors and executive officers of the Company as a group as of the date of this Annual Report on Form 10-KSB.  Unless otherwise indicated, the Company believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Common Stock beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percentage Ownership of Common Stock Outstanding(2)
Ronald G. McKeown c/o Londonderry Capital Structuring Ltd. RR#4, 22 International Parkway Stouffville, Ontario L4A 7X5	1,390,000	(3)	6.10%
Virgil E. Wenger	755,000	(4)	3.37%
Douglas M. Drew	400,000	(5)	1.79%
PowerCold Corporation 103 Guadalupe Drive Cibolo, Texas 78108	1,935,000		8.79%
Londonderry Capital Structuring Ltd. RR#4, 22 International Parkway Stouffville, Ontario L4A7X5	1,390,000	(6)	6.10%
Tanelorn Investments Limited	1,400,000		6.36%
All Executive Officers and Directors as a Group (3 Persons)	2,545,000		10.86%

            (1) Unless otherwise indicated, the address of each beneficial owner is c/o Rotary Power International, Inc., Post Office Box 128, Wood-Ridge, New Jersey 07075-0128.

            (2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.  The percentage for each beneficial owner listed above is based on 22,004,928 shares outstanding as of the date of this Annual Report on Form 10-KSB.  In accordance with the rules of the SEC, options and warrants to purchase shares of Common Stock that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB, are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing such person’s percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  Additionally, the beneficial ownership of certain security holders included in this table and the footnotes thereto reflect the ownership of shares of Common Stock issued to them upon conversion of outstanding Series 3 Preferred Stock held by those security holders.

            (3) Includes (i) 590,000 shares of Common Stock held by Londonderry Capital, of which Mr. McKeown is the President and sole shareholder; (ii) a warrant to purchase 500,000 shares of Common Stock at $5.00 per share held by Londonderry Capital; and (iii) an option to purchase 300,000 shares of Common Stock upon the terms described under Item 10, “Executive Compensation” above.  Does not include the shares that Londonderry Management will receive pursuant to the Termination and Settlement Agreement between the Company and Londonderry Capital.

            (4) Includes (i) an option to purchase 225,000 shares of Common Stock at $.50 per share; and (ii) an option to purchase 200,000 shares of Common Stock at $.60 per share.

            (5) Includes (i) an option to purchase 200,000 shares of Common Stock at $.50 per share; and (ii) an option to purchase 100,000 shares of Common Stock at $.60 per share.

            (6) Includes (i) 590,000 shares of Common Stock; (ii) a warrant to purchase 500,000 shares of Common Stock at $5.00 per share; and (iii) an option to purchase 300,000 shares of Common Stock upon the terms described under Item 10, “Executive Compensation” above.  Does not include the shares Londonderry Management will receive pursuant to the Termination and Settlement Agreement between the Company and Londonderry Capital.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company will not enter into any transactions with officers, directors or other beneficial owners of the Company’s securities disclosed in the beneficial ownership table under Item 11 unless the transactions are approved by a majority of disinterested directors.  No such transactions were in effect or entered into during 2001.

Virgil E. Wenger, Chairman of the Board of Directors of the Company, is the father of David Wenger, who was associated with the placement agent for several of the Company’s private placement offerings.  To date, the Company has paid approximately $191,200 to the placement agent and issued to affiliates of the placement agent warrants to purchase 219,333 shares of Common Stock at $1.20 per share for its services rendered in connection with the private placement offerings.

PART III

ITEM 13.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBITS TO 10-KSB

3.1	Certificate of Incorporation of the Company, as amended(1)

3.2	By-laws of the Company(1)

3.3	Certificate of Designations, Preferences and Rights of Preferred Stock of the Company, as amended(1)

3.4	Certificate of Designations, Preferences and Rights of Preferred Stock of the Company’s Series 3 Preferred Shares(11)

4.0	Warrant Agreement dated June 29, 1992 between the Company and Rickel & Associates, Inc.(1)

4.1	Non-Transferable Warrant to Purchase 25,000 Shares of Common Stock of Rotary Power International, Inc.(3)

4.2	Non-Transferable Warrant to Purchase 175,000 Shares of Common Stock of Rotary Power International, Inc.(3)

4.3	Non-Transferable Warrant to Purchase 200,000 Shares of Common Stock of Rotary Power International, Inc.(5)

4.4	Non-Transferable Warrant to purchase 250,000 Shares of Common Stock of Rotary Power International, Inc.(8)

10.1	Contract dated August 15, 1989 between the United States Marine Corps and John Deere Technologies International, Inc. and novated to the Company, as amended(1)

10.2	Contract dated April 23, 1991 between FMC Corporation and John Deere Technologies International, Inc. and novated to the Company, as amended(1)

10.3	Contract dated January 21, 1993 between the National Aeronautics and Space Administration and the Company, as amended(1)

10.4	Licensing Agreement dated October 20, 1992 between Wankel GmbH and the Company(1)

10.5	Teaming Agreement dated May 10, 1993 between Dornier GmbH and the Company(1)

10.6	Teaming Agreement dated June 30, 1993 between Martin Marietta Corporation and the Company(1)

10.7	Purchase Agreement dated November 15, 1991 between John Deere Technologies International, Inc. and the Company(1)

10.8	Loan Agreement dated June 1, 1992 between New Jersey Economic Development Authority and the Company(1)

10.9	Asset Purchase Agreement dated August 6, 1992 between ROTEC Manufacturing and Engineering Corp., Michael Soimar and the Company(1)

10.10	Asset Purchase Agreement dated August 12, 1992 between Defense Group Industries, Inc. and the Company(1)

10.11	Assignment and Transfer of Receivables Agreement dated April 10, 1992 between Commerce Funding Corporation and the Company(1)

10.12	Employment Agreement dated November 1, 1991 between Richard M.H. Thompson and the Company, as amended(1)

10.13	Employment Agreement dated December 16, 1991 between Robert L. Osborn and the Company(1)

10.14	Employment Agreement dated December 16, 1991 between Gary A. LaBouff and the Company(1)

10.15	Consulting Agreement dated June 1, 1992 between Loeb Partners Corporation and the Company, as amended by Agreement dated May 3, 1993(1)

10.16	Lease dated January 1, 1992 between Curtiss-Wright Flight, Inc. and the Company, as amended(1)

10.17	Rotary Power International, Inc. 1992 Stock Option Plan(1)

10.18	Stockholders Agreement dated December 31, 1991 between the Company and its Stockholders(1)

10.19

Modification P00035, P00036, P00037 and P00038 to the contract between the Company and the USMC (incorporated by reference to Exhibit 10.1 contained in the Company’s 10-QSB for the period ending September 30, 1994, dated November 7, 1994)

10.20	Letter Contract dated November 8, 1994 between Martin Marietta Ordnance Systems and the Company(2)

10.21	Letter Contract dated December 21, 1994 between the USMC and the Company(2)

10.22	Not used

10.23	Teaming Agreement dated July 25, 1995 between Teledyne Vehicle Systems and the Company(4)

10.24	Assets Purchase Agreement dated August 4, 1995 between Rotary Marine Industries, Inc. and the Company(4)

10.25	Engine Distributor Agreement dated October 5, 1995 between Abejon Rotary Power Corporation and the Company(4)

10.26	Sales Agreement dated October 16, 1995 between Hussmann Corporation and the Company(4)

10.27	Modifications P00039 through P00044 to the contract between the Company and the USMC referred to in Exhibit 10.1(6)

10.28	Amendment, dated September 30, 1995, to Employment between Richard M. H. Thompson and the Company referred to in Exhibit 10.12*(6)

10.29	Amendment, dated September 30, 1995, to Employment Agreement between Robert L. Osborn the Company referred to in Exhibit 10.13*(6)

10.30	Amendment, dated September 30, 1995, to Employment Agreement between Gary A. LaBouff and the Company referred to in Exhibit 10.14*(6)

10.31	Agreement by and among Mazda Motor Corporation, Mazda (North America), Inc., and the Company dated November 10, 1995 with Addendum(6)

10.32	Contract dated December 22, 1995 between the United States Marine Corps and the Company with modification P00001 thereto(6)

10.33	Advice to Wankel GmbH, dated January 10, 1996 terminating the Wankel Licensing Agreement referred to in Exhibit 10.4(6)

10.34	65 Series Distribution Agreement dated January 22, 1996 between Abejon Rotary Power Corporation and the Company(6)

10.35	Amendment 1, dated February 6, 1996, to Engine Distributor Agreement between Abejon Rotary Power Corporation and the Company referred to in Exhibit 10.25(6)

10.36	Purchase Order, dated February 6, 1996, from Abejon Rotary Power Corporation(6)

10.37	Consulting Agreement, dated February 6, 1996, pursuant to the sale of 1,000,000 shares of the Company’s Common Stock to Abejon Rotary Power Corporation(6)

10.38

Loan Agreement, dated February 6, 1996, between Abejon,  Hydro Lance Maritime Transport, Inc. and the Company  pursuant to the sale of 1,000,000 shares of the Company’s Common Stock to Abejon Rotary Power Corporation(6)

10.39	Promissory Note, dated February 6, 1996, by Hydro Lance Maritime Transport, Inc. pursuant to the sale of 1,000,000 shares of the Company’s Common Stock to Abejon Rotary Power Corporation(6)

10.40	Pledge Agreement, dated February 6, 1996, between Abejon and the Company pursuant to the sale of 1,000,000 shares of the Company’s Common Stock to Abejon Rotary Power Corporation(6)

10.41

Pooling Agreement, dated February 6, 1996, between Abejon, Hydro Lance Maritime Transport, Inc. and Affiliates of the Company pursuant to the sale of 1,000,000 shares of the Company’s Common Stock to Abejon Rotary Power Corporation(6)

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

10.46	Vessel Purchase and Sales Agreement (Partial Interest) between Abejon and Rotary Power International, Inc. dated as of October 31, 1996(9)

10.47	Mar-Trans Affiliates LLC: Operating Agreement between Abejon and Rotary Power International, Inc. dated as of October 31, 1996(9)

10.48	Agreement of Merger between International Cryogenic Systems Corporation and Rotary Power International, Inc. dated as of March 21, 1997(9)

10.49	Security Agreement, dated December 1, 1997, between Sentinel Trust Company, trustees for the holders of the $10,000,000 bonds due December 15, 2007(11)

10.50	Indenture of Trust between Sentinel Trust Company and Rotary Power International, Inc, dated December 1, 1997(11)

10.51	Curtiss-Wright Security Agreement, dated December 22, 1997(11)

10.52	Curtiss-Wright Settlement of Claims with Rotary Power International, Inc., dated December 22, 1997(11)

10.53	Asset Purchase Agreement, dated June 4, 1998, with Rotary Power Marine Corporation , for the sale of Series 65 gasoline engines(10)

10.54	Asset Sale Agreement, dated July 2, 1998, for the sale of certain assets of the Company (Series 65 NGRE engines) to Rotary Power Enterprise, Inc.(10)

10.55	Subscription Agreement between Rotary Power International, Inc. and Londonderry Capital Structuring Ltd. dated October 27, 1999(12)

10.56	Agreement for Investor-Relations Services between Rotary Power International, Inc. and Londonderry Capital Structuring Ltd. dated November 1, 1999(12)

10.57	Consulting Agreement between Rotary Power International, Inc. and Londonderry dated November 1, 1999(12)

10.58	Facilitation Fee Letter Agreement between Rotary Power International, Inc. and Londonderry dated November 6, 1999(12)

10.59	2000 Rotary Power International, Inc. Stock Incentive Plan(13)

10.60	Amendment to the Facilitation Fee Letter Agreement by and between Londonderry Capital Structuring Ltd. and Rotary Power International, Inc. dated April 30, 2000(13)

10.61	Non-Exclusive Manufacturing License Agreement by and between Rotary Power International, Inc. and Rotary Power Enterprise, Inc. dated August 16, 2000(13)

10.62	Second Deviation from Purchase Agreement by and between John Deere Technologies International, Inc. and Rotary Power International, Inc. dated January 31, 2001(13)

10.63	Consulting Agreement between Rotary Power International, Inc. and William T. Figart dated September 7, 2001(14)

10.64	Legal Advisory Agreement between Rotary Power International, Inc. and Wilentz, Goldman & Spitzer, P.A. dated September 7, 2001(14)

10.65	Consulting Agreement between Rotary Power International, Inc. and W. Robert Finkle dated as of September 17, 2001(15)

10.66	Consulting Agreement between Rotary Power International, Inc. and William Tomol dated as of June 1, 2001(15)

10.67	Consulting Agreement between Rotary Power International, Inc. and Callos and Associates dated as of August 1, 2001(15)

10.68	Consulting Agreement between Rotary Power International, Inc. and James Gibbs dated as of October 1, 2001(15)

10.69	Consulting Agreement between Rotary Power International, Inc. and Christie Art and Communication dated as of November 1, 2001(15)

10.70	Consulting Agreement between Rotary Power International, Inc. and Robert Farrington dated as of May 1, 2001(15)

11	Calculation of Income (Loss) per Common Share

21	Subsidiaries of the Company(12)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(1)	Incorporated by reference to exhibit of the same number contained in the Company’s Registration Statement on Form SB-2, (File No. 33-71334) dated November 5, 1994.

(2)	Incorporated by reference to exhibit of the same number contained in the Company’s Form 10-KSB for year ending December 31, 1994.

(3)	Incorporated by reference to exhibit of the same number contained in the Company’s Form S-8 (File No. 33-93836) dated June 22, 1995.

(4)	Incorporated by reference to exhibit of the same number contained in the Company’s Form 10-QSB for nine months ended September 30, 1995.

(5)	Incorporated by reference to exhibit of the same number contained in the Company’s Form S-8 (File No. 33-98584) dated October 26, 1995.

(6)	Incorporated by reference to exhibit of the same number contained in the Company’s Form 10-KSB for the year ending December 31, 1995.

(7)	Incorporated by reference to exhibit of the same number contained in the Company’s Form 10-QSB for the three months ended March 31, 1996.

(8)	Incorporated by reference to exhibit of the same number contained in the Company’s Form S-8 (File No. 333-06557) dated June 21, 1996.

(9)	Incorporated by reference to exhibit of the same number contained in the Company’s Form 10-KSB for the year ended December 31, 1996.

(10)	Incorporated by reference to exhibit of the same number contained in the Company’s Form 10-KSB for the year ending December 31, 1997.

(11)	Incorporated by reference to exhibit of the same number contained in the Company’s Form 10-KSB for the year ending December 31, 1998.

(12)	Incorporated by reference to exhibit of the same number contained in the Company’s Form 10-KSB for the year ending December 31, 1999.

(13)	Incorporated by reference to exhibit of the same number contained in the Company’s Form 10-KSB for the year ending December 31, 2000.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 17, 2001.

(15)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 15, 2002.

(b)     REPORTS ON FORM 8-K

                              The Company filed no current reports on  Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTARY POWER INTERNATIONAL, INC.

By:	/s/ Ronald G. McKeown
	Name:	Ronald G. McKeown
	Title:	President, Chief Executive Officer and
Director

Dated:  April 9, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Virgil E. Wenger	Chairman	April 9, 2002
Virgil E. Wenger

/s/ Ronald G. McKeown	Director	April 9, 2002
Ronald G. McKeown

/s/ Douglas M. Drew	Director	April 9, 2002
Douglas M. Drew