Form 10QSB
period 2002-03-31
ROTARY POWER INTERNATIONAL INC
filed 2002-05-15
CIK 914539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

☒ Yes     ☐ No

The number of shares outstanding of the Registrant’s Common Stock par value $0.01, as of May 15, 2002 was 22,804,928.

Transitional Small Business Disclosure Format:  ☐ Yes   ☒ No

ROTARY POWER INTERNATIONAL, INC.

FORM 10-QSB

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001

ASSETS

	March 31, 2002	December 31, 2001
	(unaudited)
Current assets:
Cash	$3,857	$70,583
Accounts receivable	19,619	9,619
Inventories	848,275	824,912
Other current assets	36,522	33,122

Total Current Assets	908,273	938,236

Fixed assets, net	13,173	14,538
Patents	1	1
Other assets	26,001	26,001

	$947,448	$978,776

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$212,900	$481,974
Accrued liabilities	253,273	267,839
Other current liabilities	142,208	84,208
Deferred acquisition obligation - current	150,000	150,000

Total Current Liabilities	758,381	984,021

Long-term liabilities:
Note Payable	350,000	350,000

Total Liabilities	1,108,381	1,334,021

Commitments and contingencies

Stockholders’ deficiency:

Preferred stock, 5,000,000 par value $.01 shares authorized; 50,000 shares issued and outstanding	500	500
Common stock, par value $.01; 100,000,000 shares authorized ; 22,004,928 for 2002 and 19,424,543 for 2001 shares issued and outstanding	220,049	194,245
Subscriptions receivable	(10,000)	(10,000)
Paid-in capital	20,596,127	20,076,383
Accumulated deficit	(20,967,609)	(20,616,373)

Total Stockholders’ Deficiency	(160,933)	(355,245)

	$947,448	$978,776

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002	2001

Revenues	$—	$—
Costs and expenses:
Cost of revenues	4,952	13,905
General and administrative	342,784	431,429

Total Cost and Expenses	347,736	445,334

Loss From Operations	(347,736)	(445,334)

Other income (expense):
Interest expense	(3,500)	(89,689)
Other, net	—	(169,869)

Total Other Income (Expense)	(3,500)	(259,558)

Net Loss before Extraordinary Item	(351,236)	(704,892)

Extraordinary income item, net of taxes of $357,811	—	3,485,473

Net Income (Loss)	$(351,236)	$2,780,581

Basic:
Loss from operations before extraordinary items per common share	$—	$(0.05)
Net income (loss) per common share	$(0.02)	$0.20
Average shares outstanding	20,657,718	13,795,382

Diluted:
Loss from operations before extraordinary items per common share	$—	$(0.05)
Net income (loss) per common share	$(0.02)	$0.16
Average shares outstanding	20,857,718	16,995,382

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002	2001
Cash flows from operating activities:
Net income (loss)	$(351,236)	$2,780,581
Adjustments to reconcile to net cash used in operating activities:
Depreciation	867	867
Amortization	—	1,950
Interest	3,500	67,460
Taxes related to forgiveness of debt	—	357,811
Write-off of deferred bond inssuance costs	—	161,779
Forgiveness of debt	—	(3,821,055)
Changes in assets and liabilities:
Accounts receivable	(10,000)	—
Inventories	(23,363)	(39,995)
Other current assets	(3,400)	(2,000)
Other assets	498	295
Accounts payable	(129,676)	(28,899)
Accrued liabilities	48,084	—

Net Cash Used in Operating Activities	(464,726)	(521,206)

Cash flows from financing activities:
Payments for deferred acquistion obligation	—	(100,000)
Issuance of common stock, net of issuance costs of $147,600 in 2001	398,000	823,398

Net Cash Provided by Financing Activities	398,000	723,398

Net Increase (Decrease) in Cash	(66,726)	202,192

Cash at beginning of year	70,583	24,075

Cash at End of Year	$3,857	$226,267

Supplemental disclosures of cash flow information:
Interest paid during the year	$—	$—
Income taxes paid during the year	—	—

ROTARY POWER INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1:           BASIS OF PRESENTATION

The accompanying consolidated financial statements for Rotary Power International, Inc. (“RPI”) and its wholly-owned subsidiaries, E-Drive Systems Corporation (“E-Drive”) and Pegasus Technologies Incorporated (“Pegasus, and collectively with RPI and E-Drive, the “Company”) have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented.  During the first quarter ended March 31, 2002, Pegasus or E-Drive did not have any material transactions.

Information as of December 31, 2001 included in the Consolidated Balance Sheets has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full year.

NOTE 2:           SUPPLEMENTAL NON-CASH TRANSACTIONS

On February 28, 2002, the Company issued promissory notes to Londonderry Management Services Ltd. and First Drew Financial Corp. in the amounts of $38,000 and $20,000, respectively.  The notes were issued to cover unpaid consulting fees and expenses.  The notes are both payable June 3, 2002, accrue interest at seven percent (7%) per annum and the Company may issue common stock, $.01 par value (the “Common Stock”), in payment of any unpaid portion of the principal of and accrued interest on either note upon the mutual agreement between the Company and the note holder.

In February, 2002, the Company issued 170,400 shares of its Common Stock at $.25 per share, to four members of the Company’s personnel in lieu of cash payments of unpaid compensation owing to such individuals.  The shares issued to these individuals were registered in a Registration Statement on Form S-8 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2002.

The Company also has entered into consulting agreements with certain individuals and entities that provide various services to the Company.  In March, 2002, the Company issued 339,590 shares of its Common Stock at $.25 per share in lieu of cash payments of consulting fees to these consultants and registered these shares in the Registration Statement on Form S-8 filed on March 15, 2002.  A copy of each of these agreements was filed as an exhibit to a Registration Statement on Form S-8 filed with the SEC by the Company on March 15, 2002.

On March 1, 2002, the Company issued an aggregate of 373,335 shares of its Common Stock to two shareholders who purchased units from the Company in January, 2001 in a private placement offering.  The Company was required to issue these shares of Common Stock in accordance with the provisions of the subscription agreement entered into with each shareholder since the Company sold additional equity securities prior to February 1, 2002 at a lesser share price than the effective price per share paid by each shareholder in January, 2001.

Also on March 1, 2002, the Company issued an aggregate of 105,000 shares of Common Stock to three of its personnel.  The Company issued 5,000 of those shares of Common Stock to one individual as consideration for completing his probationary period of employment.  The Company issued the remaining shares equally to two of its key personnel to equalize stock awards among its key personnel given for services rendered to the Company.

On March 14, 2002, the Company and One Eighty Associates, LLC (“OEA”) signed a settlement agreement terminating OEA’s financial consulting services to the Company and the Company agreed to pay a termination payment to OEA of $50,000 on or before March 31, 2002 for such services.  The payment date of March 31, 2002 was automatically extended to April 15, 2002 pursuant to the terms of the settlement agreement.  In April, 2002, the Company paid OEA $25,000 of the settlement amount due to OEA and entered into a Compensation Agreement with OEA to issue shares of the Company’s Common Stock in lieu of a cash payment of the remaining settlement amount of $25,000.  Pursuant to the terms of the Compensation Agreement, the Company agreed to issue 100,000 shares of Common Stock to Jonathan Hayes, the individual who rendered OEA’s consulting services to the Company, in full satisfaction of the remaining settlement amount owed to OEA, and to register those shares in a Registration Statement on Form S-8.  The Company filed the Registration Statement on Form S-8 registering such shares of Common Stock with the SEC on April 29, 2002.

The Company entered into the deviation agreement (the “Deviation Agreement”) with John Deere Technologies International (“JDTI”) which revises the payment obligations and royalty payments to JDTI based upon sales of its engines of the Company set forth under the terms of the original Purchase Agreement (the “Original Purchase Agreement”) between the parties.  Under the terms of the Original Purchase Agreement, the Company had a remaining obligation to make certain deferred acquisition payments in an aggregate amount of $4,725,000.  In exchange for the cash payments and the royalty payments, JDTI agreed in the Deviation Agreement to waive its right to receive the deferred payments.  If the Company fails to make any of the payments required by the Deviation Agreement, the Deviation Agreement becomes null and void and the obligation to make the deferred payments required by the Original Purchase Agreement is restored.  The Company paid the first two cash payments of $100,000.  In October, 2001, JTDI agreed to defer the final payment of $150,000 due November, 2001, and the Company was obligated to make three payments of $50,000 on each of March 31, April 30 and May 31, 2002.  In April, 2002, JDTI agreed to further revise the terms of payment, and under the amended terms, the Company now is obligated to pay a $50,000 payment to JDTI on May 15, 2002, and two subsequent $50,000 payments on June 15 and July 15, 2002.

ITEM 2.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended March 31, 2002 and 2001

The Company had no revenues for the three months ended March 31, 2002 and 2001.

General and administrative costs for the three months ended March 31, 2002 decreased $88,645, or 21%, to $342,784, as compared to $431,429 for the same period of 2001.  This was due largely to a decrease in legal and accounting expenses.

The loss from operations decreased $97,598, or 22%, to a loss of $347,736 for the three months ended March 31, 2002 from a loss of $445,334 for the same period in 2001, reflecting a slight decrease in manufacturing costs associated with engine development.

Interest expense on the Company’s debt and notes payable decreased $86,189, or 96%, to $3,500, compared to $89,689 for the same period in 2001.  The decrease was due to the debt restructuring settlements that occurred in January, 2001.  There was no “Other Expense” for the three months ended March 31, 2002, as compared to $169,869 for the same period in 2001.  “Other Expense” incurred in the three months ended March 31, 2001 was as a result of the elimination of unamortized bond issuance costs related to the debt restructuring.

The net loss for the Company for the three months ended March 31, 2002 was $351,236, a decrease of $353,656 or 50%, from $704,892 for the same period last year.  There was no extraordinary income in the three months ended March 31, 2002 and, therefore, net loss for the period remained unchanged at $351,236.  In comparison, the three months ended March 31, 2001 included extraordinary income of $3,485,473 resulting from the restructuring of the JDTI obligation.

Liquidity and Capital Resources

The Company’s current monthly operating cash expenditures of approximately $100,000, together with expenditures for the costs associated with its engine-building operations, are being financed with the proceeds from the Company’s private offerings of Common Stock.

During the period ended March 31, 2002, the Company received $398,000 from the sale of shares of Common Stock.  The Company did not pay any placement or facilitation fees for the sales of such Common Stock.

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

On March 1, 2002, the Company issued an aggregate of 373,335 shares of its Common Stock to two shareholders who purchased units from the Company in January, 2001 in a private placement offering.  The Company was required to issue these shares of Common Stock in accordance with the provisions of the subscription agreement entered into with each shareholder since the Company sold additional equity securities prior to February 1, 2002 at a lesser share price than the effective price per share paid by each shareholder.  The shares of Common Stock issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  Such shares were offered and sold by the Company pursuant to the exemption requirements provided by Section 4(2) of the Securities Act.

On March 1, 2002, the Company additionally issued an aggregate of 105,000 shares of Common Stock to three members of the Company’s personnel in consideration of their services to the Company.  See the discussion of the terms of issuance under Note 2, “Supplemental Non-Cash Transactions”, of the Notes to Consolidated Financial Statements.  The shares of Common Stock issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act, and were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

In March, 2002, the Company issued 170,400 shares of Common Stock valued at $.25 per share to four members of the Company’s personnel as compensation for services rendered to the Company in lieu of a cash payment of salary, and the Company issued 339,590 shares of Common Stock valued at $.25 per share to seven individuals of the Company as consideration for consulting services rendered to the Company in lieu of a cash payment of unpaid and owing consulting fees.  See the discussion of the terms of issuance under Note 2, “Supplemental Non-Cash Transactions”, of the Notes to Consolidated Financial Statements.  The Company filed a Registration Statement on Form S-8 on March 15, 2002 with the SEC registering all of the shares issued to such individuals.

In April, 2002, the Company issued 700,000 shares of Common Stock to a previous investor at $.25 per share.  The Company received proceeds of $175,000 from the sale of such Common Stock.  The shares of Common Stock issued were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act, and were issued by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

Also in April, 2002, the Company issued 100,000 shares of Common Stock to a consultant to the Company in lieu of a cash payment of the unpaid balance of a settlement amount.  See the discussion of the terms of issuance under Note 2, “Supplemental Non-Cash Transactions”, of the Notes to Consolidated Financial Statements.  The shares of Common Stock were registered on a Registration Statement on Form S-8 filed with the SEC on April 29, 2002.

ITEM 5.            OTHER INFORMATION

In September, 2000, the Company signed a letter of intent with Safe Boats International, LLC (“SBI”), pursuant to which SBI indicated its intent to purchase three production prototype two rotor 70 Series diesel fueled rotary engines (the “Diesel Engines”) to install into SBI’s boats.  On March 18, 2002, the termination date of the letter of intent was extended to December 31, 2002 by SBI.

In March, 2002, the Company entered into a purchase agreement to build and sell three two-rotor engines and certain parts to Tyrone, Inc. (“Tyrone”), a company that has operations in Toronto, Canada and Shanghai, China for an aggregate purchase price of $102,000.  The Company agreed to supply the first two engines and parts for pick up at the Company’s facilities by Tyrone on or before September 15, 2002 and the other engine and parts on or before November 15, 2002.  In April, 2002, the Company received a deposit of $35,867 to be applied towards the purchase price of the engines and the balance of the purchase price is payable by an irrevocable letter of credit in the amount of $66,612 when the engines are ready for shipment.

The Company previously entered into a settlement agreement with an assignee of Abejon Rotary Power Corporation (“Abejon”), a former customer of the Company, and issued a promissory note to such assignee.  On April 1, 2002, the Company received a Summons and Complaint filed with the Superior Court of California, County of San Diego, by Pauline E. Webber, the holder of the Abejon note.  The complaint was filed on March 25, 2002 and alleges a breach of contract for the Company’s failure to make payment on the Abejon note pursuant to the terms of the settlement agreement between the Company and Abejon.  The complaint demands relief of $90,000 in damages plus interest at an annual rate of ten percent (10%) and attorney’s fees.  The note holder filed a Request for Entry of Default on May 7, 2002.  The Company filed an answer on May 10, 2002 asserting twenty affirmative defenses and is currently attempting to negotiate with the note holder to resolve the matter.  The Company can make no assurance that it will be successful in its negotiation with the note holder and successful in obtaining a dismissal of the litigation.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBITS TO 10-QSB

11                                    Computations of Earnings (Loss) Per Common Share for the Three Months Ended March 31, 2002 and 2001.

(b)           REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed by the Company during the period ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTARY POWER INTERNATIONAL, INC.

/s/ Douglas M. Drew
Douglas M. Drew
Vice President, Finance and Director
(Principal Financial Officer and Duly Authorized Executive Officer)

Dated: May 15, 2002