Form 10QSB
period 2002-06-30
ROTARY POWER INTERNATIONAL INC
filed 2002-08-19
CIK 914539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the Registrant’s Common Stock par value $0.01, as of August 16, 2002 was 24,830,815.

Transitional Small Business Disclosure Format:  ☐ Yes       ☒ No

ROTARY POWER INTERNATIONAL, INC.

FORM 10-QSB

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30,	December 31,
	2002	2001
	unaudited
ASSETS
Current assets:
Cash	$4,198	$70,583
Accounts receivable	9,619	9,619
Other receivables	40,500
Inventories	885,508	824,912
Other current assets	122	33,122
Total Current Assets	939,947	938,236

Fixed assets, net	12,840	14,538
Patents	1	1
Other assets	26,001	26,001

	$978,789	$978,776

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$332,559	481,974
Customer advance	35,855
Accrued liabilities	795,563	267,839
Other current liabilities	142,208	84,208
Deferred acquisition obligation — current	125,000	150,000
Note Payable	350,000

Total Current Liabilities	1,781,185	984,021

Long-term liabilities:
Note Payable	—	350,000

Total Liabilities	1,781,185	1,334,021

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, 5,000,000 par value $.01 shares authorized; 50,000 shares issued and outstanding	500	500

Common stock, par value $.01; 100,000,000 shares authorized ; 23,404,928 for 2002 and 19,424,543 for 2001 shares issued and outstanding	234,049	194,245
Subscriptions receivable	(10,000)	(10,000)
Paid-in capital	20,931,491	20,076,383
Accumulated deficit	(21,958,436)	(20,616,373)

Total Stockholders’ Deficiency	(802,396)	(355,245)
	$978,789	$978,776

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$—	$—	$—	$—
Costs and expenses:
Cost of revenues	6,498	—	11,450	—
General and administrative	980,829	649,122	1,323,613	1,094,456

Total Cost and Expenses	987,327	649,122	1,335,063	1,094,456

Loss From Operations	(987,327)	(649,122)	(1,335,063)	(1,094,456)

Other income (expense):
Interest expense	(3,500)	(3,500)	(7,000)	(93,189)
Interest income	—	713	—	713
Other, net	—	14,000	—	(155,869)

Total Other Income (Expense)	(3,500)	11,213	(7,000)	(248,345)

Net Loss before Extraordinary Item	(990,827)	(637,909)	(1,342,063)	(1,342,801)

Extraordinary income item, net of taxes of $357,811	—	—	—	3,485,473

Net Income (Loss)	$(990,827)	$(637,909)	$(1,342,063)	$2,142,672

Basic:
Loss from operations before extraordinary items per common share	$—	$(0.04)	$—	$(0.09)

Net income (loss) per common share	$(0.04)	$(0.04)	$(0.06)	$0.14
Average shares outstanding	22,719,214	15,736,903	21,682,833	14,822,077

Diluted:

Loss from operations before extraordinary items per common share	$—	$—	$—	$(0.09)
Net income (loss) per common share	*	*	*	$0.11
Average shares outstanding	—	—	—	19,094,895

*Anti-dilutive for these periods.

ROTARY POWER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	2002	2001
Cash flows from operating activities:
Net income (loss)	$(1,342,063)	$2,142,672
Adjustments to reconcile to net cash used in operating activities:
Depreciation	1,734	1,734
Amortization	—	1,950
Other	—	7,872
Interest	7,000	86,189
Taxes related to forgiveness of debt	—	357,811
Write-off of deferred bond inssuance costs	—	161,779
Forgiveness of debt	—	(3,843,284)
Changes in assets and liabilities:
Inventories	(60,596)	(90,745)
Other current assets	(7,500)	(2,000)
Other assets	(36)	294
Accounts payable	10,847	122,235
Customer advance	35,855
Accrued liabilities	590,374	115,210

Net Cash Used in Operating Activities	(764,385)	(938,283)

Cash flows from financing activities:
Payments for deferred acquistion obligation	(25,000)	(200,000)
Issuance of common stock, net of issuance costs of $147,600 in 2001	723,000	1,121,618
Proceeds from subscriptions receivable	—	19,185

Net Cash Provided by Financing Activities	698,000	940,803

Net Increase (Decrease) in Cash	(66,385)	2,520

Cash at beginning of year	70,583	24,075

Cash at End of Year	$4,198	$26,595

Supplemental disclosures of cash flow information:
Interest paid during the year	$—	$—
Income taxes paid during the year	480	400

ROTARY POWER INTERNATIONAL, INC.

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1:                              BASIS OF PRESENTATION

                The accompanying consolidated financial statements for Rotary Power International, Inc. (“RPI”) and its wholly-owned subsidiaries, E-Drive Systems Corporation (“E-Drive”) and Pegasus Technologies Incorporated (“Pegasus, and collectively with RPI and E-Drive, the “Company”) have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented.  During the second quarter ended June 30, 2002, Pegasus or E-Drive did not have any material transactions.

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

NOTE 2:                              SUPPLEMENTAL NON-CASH TRANSACTIONS

                On February 28, 2002, the Company issued promissory notes to Londonderry Management Services Ltd. (“Londonderry”) and First Drew Financial Corp. (“First Drew”) in the amounts of $38,000 and $20,000, respectively, to cover unpaid consulting fees and expenses.  The notes were both payable June 3, 2002 and on such date, both Londonderry and First Drew agreed to extend the maturity date of the Notes to September 30, 2002.

On March 14, 2002, the Company and One Eighty Associates, LLC (“OEA”) signed a settlement agreement terminating OEA’s financial consulting services to the Company pursuant to which the Company agreed to pay a termination payment to OEA of $50,000.  The Company paid $25,000 of such settlement amount and in April, 2002, the Company agreed to issue 100,000 shares of the Company’s Common Stock in lieu of a cash payment of the remaining settlement amount.  The Company filed the Registration Statement on Form S-8 registering such shares of Common Stock with the Securities and Exchange Commission (the “SEC”) on April 29, 2002.

The Company entered into the deviation agreement (the “Deviation Agreement”) with John Deere Technologies International (“JDTI”) which revises the payment obligations and royalty payments to JDTI set forth under the terms of the original purchase agreement between the parties.  In August, 2002, JDTI agreed to further revise the terms of payment, and under the amended terms, the Company now is obligated to pay a $50,000 payment to JDTI on September 15, 2002, and two subsequent $50,000 payments on October 15 and December 15, 2002.  Interest equal to five percent (5%) per annum will continue to accrue on any unpaid payments and shall be paid by the Company on September 15, 2002.

The Company entered into consulting agreements with two consultants that were effective April 1, 2002.  Pursuant to the terms of the consulting agreements, the Company issued an aggregate of 226,667 shares of Common Stock to such consultants for their services during the second quarter of 2002 in lieu of a cash payment.  The Company filed a Registration Statement on Form S-8 registering such shares of Common Stock with the SEC on August 15, 2002.

ITEM 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Six Months Ended June 30, 2002 and 2001

The Company had no revenues for the six months ended June 30, 2002 and 2001.

                Costs of revenues for the six months ended June 30, 2002 were $11,450.  This increase was due to the shipping and testing associated with the Series 70 engine.  For the same period in 2001 there were no expenses.

                General and administrative costs for the six months ended June 30, 2002 increased $229,157, or 21%, to $1,323,613, compared to $1,094,456 for the same period in 2001.  This was due largely to an increase in consulting compensation payable to the President and Chief Executive Officer for past services, and a decrease in professional fees payable related to debt restructuring.

                The loss from operations increased $240,607 or 22%, to a loss of $1,335,063 for the six months ended June 30, 2002 from a loss of $1,094,456 for the same period in 2001, reflecting the payment of increased consulting compensation and fees.

                Interest expense on the Company’s debt and notes payable decreased $86,189, or 92%, to $7,000, compared to $93,189 for the same period in 2001.  The decrease was due to the debt restructuring settlements that occurred in January 2001.  There was no Other Expense for the six months ended June 30, 2002 compared to $155,869 for the same period in 2001.  Other Expense in the six months ended June 30, 2001 reflected the elimination of unamortized bond issuance costs related to the debt restructuring.

                The net loss before extraordinary item for the six months ended June 30, 2002 was $1,342,063, a decrease of $738, from $1,342,801 for the same period last year.  There was no extraordinary income in the six months ended June 30, 2002; therefore, the net loss for the period remained unchanged at $1,342,063.  In comparison, the six months ended June 30, 2001 included extraordinary income of $3,485,473 resulting from the restructuring of the JDTI obligation.

Liquidity and Capital Resources

                The Company’s current monthly operating cash expenditures of approximately $100,000, are being financed with the proceeds from the Company’s private placement offerings of Common Stock.

                During the second quarter ended June 30, 2002, the Company received $325,000, net of any payment of financing fees, from the sale of shares of Common Stock.

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

PART II — OTHER INFORMATION

ITEM 2.                                   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

In May and June, 2002, the Company sold an aggregate of 400,000 shares of its Common Stock at a price of $.25 per share to three accredited investors.  The Company received proceeds of $100,000 from these sales.  The shares of Common Stock issued in this offering were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  Such shares were offered and sold by the Company pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

During the second quarter of 2002, the Company sold an additional 200,000 shares to two accredited investors at a price of $.25 per share, but such shares were not issued until August, 2002.  The Company received proceeds of $50,000 from these sales during the second quarter of 2002.  The shares of Common Stock issued in this offering were not registered under the Securities Act and are “restricted securities” for purposes of the Securities Act.  Such shares were offered and sold by the Company pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act.

                    The Company issued 226,667 shares of Common Stock to two consultants to the Company in lieu of a cash payment for consulting services during the second quarter of 2002.  See the discussion of the terms of issuance under Note 2, “Supplemental Non-Cash Transactions”, of the Notes to Consolidated Financial Statements.  The shares of Common Stock were registered on a Registration Statement on Form S-8 filed with the SEC on August 15, 2002.

ITEM 5.                                   OTHER INFORMATION

                In June, 2002, the Board of Directors (the “Board”) created an additional seat on the Board and appointed Dr. Peter Fransham to the Board and to the Compensation Committee of the Board.  Dr. Peter Fransham is the president of Renewable Oil International of Ottawa, Canada.

                In 2001, the Company entered into a Termination and Settlement Agreement (the “Termination Agreement”) with Ronald G. McKeown, the Chief Executive Officer and President of the Company (“McKeown”), Londonderry Capital Structuring Ltd. (“Londonderry Capital”) and Londonderry Management Services Ltd. (“Londonderry Management”) and a Management Consulting Agreement with Londonderry Management, that were both effective May 1, 2001.  Under the terms of the Termination Agreement, the Company issued or agreed to issue a warrant to Londonderry Capital to purchase 500,000 shares of restricted Common Stock at $5.00 per share, an option to McKeown under the Company’s Stock Option Plan to purchase 300,000 shares of Common Stock exercisable upon the Company reaching a specified revenue target (the “Revenue Target”), and an award of 200,000 restricted shares of Common Stock to Londonderry Management upon reaching the Revenue Target.  In July 2002, the parties agreed to amend the terms of the Termination Agreement and the Management Agreement, and the Company approved the payment of bonus compensation equal to $500,000 to McKeown for his past services under the Management

Consulting Agreement.  Such bonus compensation consists of a cash payment of $125,000.00 (the “Cash Bonus”) and an issuance of 1,500,000 shares of RPI common stock valued at $.25 per share (the “Share Bonus”).  Payment of the Cash Bonus has been deferred until the Company has sufficient cash to make such payment, which will be determined by the Board of Directors, but, in any event, the Cash Bonus shall be automatically payable upon a change in control of the Company.  Additionally, the parties agreed to terminate Londonderry Capital’s warrant, McKeown’s right to receive the option for 300,000 shares of Common Stock, and Londonderry Management’s right to the award of 200,000 shares of restricted Common Stock granted under the Termination Agreement.  The bonus compensation of $500,000 has been accrued for in the Company’s financial statements for the quarter ended June 30, 2002.

ITEM 6.                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS TO 10-QSB

11 Computations of Earnings (Loss) Per Common Share for the Six Months Ended June 30, 2002 and 2001.

(b)	REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed by the Company during the period ended June 30, 2002.

SIGNATURES

                In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROTARY POWER INTERNATIONAL, INC.

/s/ Douglas M. Drew
Douglas M. Drew
Vice President, Finance and Director
(Principal Financial Officer and Duly Authorized
Executive Officer)

Dated:  August 19, 2002